Form 10-Q
period 2002-06-30
KYPHON INC
filed 2002-08-14
CIK 1123313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of  1934 for the quarterly period ended June 30, 2002

or

☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of  1934 for the transition period from        to        .

Commission File Number 000-49804

Kyphon Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0366069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1350 Bordeaux Drive,
Sunnyvale, California, 94089
(Address of principal executive offices, including Zip Code)

(408) 548-6500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
YES  ☐    NO  ☒

Class	Shares Outstanding at August 9, 2002
Common Stock, $0.001 par value	36,801,722

KYPHON INC.

FORM 10-Q

PART I:    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

KYPHON INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share amounts)
Net sales	$18,238	$9,298	$32,832	$15,573
Cost of goods sold	2,393	2,116	4,663	3,759

Gross profit	15,845	7,182	28,169	11,814

Operating expenses:
Research and development	2,368	2,467	4,329	4,235
Sales and marketing	10,486	6,032	19,634	11,021
General and administrative	2,811	3,277	5,379	5,288

Total operating expenses	15,665	11,776	29,342	20,544

Income (loss) from operations	180	(4,594)	(1,173)	(8,730)
Interest income (expense) and other, net	(3,141)	8	(3,456)	98

Net loss	$(2,961)	$(4,586)	$(4,629)	$(8,632)

Net loss per common share, basic and diluted	$(0.15)	$(2.36)	$(0.42)	$(4.77)

Weighted-average shares used in computing net loss per common share, basic and diluted	19,304	1,944	11,129	1,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$84,127	$3,352
Accounts receivable, net	10,390	5,579
Inventories	4,287	2,393
Prepaid expenses and other current assets	1,125	940

Total current assets	99,929	12,264
Property and equipment, net	3,504	3,144
Related party notes receivable, net of discount	1,592	1,539
Other assets	1,323	1,340

Total assets	$106,348	$18,287

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of notes payable	$13	$116
Accounts payable	2,737	2,000
Accrued liabilities	4,838	3,771
Convertible promissory notes	—	12,000

Total current liabilities	7,588	17,887
Notes payable, net of current portion	11	43

	7,599	17,930

Convertible preferred stock	—	38,024

Stockholders’ equity (deficit):
Common stock	37	2
Additional paid-in capital	166,067	23,122
Deferred stock-based compensation, net	(18,145)	(16,082)
Accumulated other comprehensive income (loss)	112	(16)
Accumulated deficit	(49,322)	(44,693)

Total stockholders’ equity (deficit)	98,749	(37,667)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$106,348	$18,287

(1)
The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statement at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2002	2001
	(in thousands)
Cash flows from operating activities:
Net loss	$(4,629)	$(8,632)
Adjustments to reconcile net loss to net cash used for operating activities:
Provision for excess and obsolete inventories	179	—
Depreciation and amortization	545	399
Non-cash interest expense	3,081	—
Loss on disposal of property and equipment	20	7
Amortization of deferred stock-based compensation	3,305	2,910
Changes in operating assets and liabilities:
Accounts receivable	(4,811)	(3,699)
Inventories	(2,073)	(566)
Prepaid expenses and other current assets	(488)	(195)
Other assets	17	(8)
Accounts payable	737	1,132
Accrued liabilities	1,103	1,109

Net cash used for operating activities	(3,014)	(7,543)

Cash flows from investing activities:
Acquisition of property and equipment	(979)	(607)

Net cash used for investing activities	(979)	(607)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	94,925	—
Repurchase of common stock	(23)	(25)
Proceeds from exercise of warrants	77	—
Proceeds from exercise of stock options	791	61
Proceeds from convertible promissory notes	2,000	—
Proceeds from related party note receivable	379	—
Repayment of convertible promissory notes	(13,300)	—
Repayment of notes payable	(136)	(46)

Net cash provided by (used for) financing activities	84,713	(10)

Effect of foreign exchange rates on cash	55	—
Net increase (decrease) in cash and cash equivalents	80,775	(8,160)
Cash and cash equivalents at beginning of period	3,352	8,898

Cash and cash equivalents at end of period	$84,127	$738

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—Summary of Significant Accounting Policies:

Organization

Kyphon Inc. (“Kyphon” or the “Company”) was incorporated in the state of Delaware on January 10, 1994 and commenced operations in September 1996. The Company develops medical devices for orthopedic applications using its proprietary balloon technology. The Company’s initial marketing focus is on surgeons who repair spine fractures caused by osteoporosis, a disease characterized by bone deterioration. These fractures are the most common type of spine fracture. The Company’s first commercial products, comprising the KyphX instruments, provide surgeons with tools to help repair a fracture during minimally-invasive spine surgeries. Alternative treatments include highly-invasive surgical procedures as well as therapies designed simply to manage pain rather than to repair the spine fracture.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any future period. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Registration Statement on Form S-1, as amended (No. 333-83678).

NOTE 2—Initial Public Offering:

On May 17, 2002, the Company completed an initial public offering in which it sold 6,000,000 shares of common stock at $15.00 per share for net cash proceeds of approximately $82.4 million, net of underwriting discounts, commissions and other offering costs. Upon the closing of the offering, all the Company’s outstanding shares of convertible preferred stock converted into 26,151,288 shares of common stock. On May 29, 2002, the underwriters exercised the over-allotment option to purchase an additional 900,000 shares, resulting in net cash proceeds of approximately $12.6 million.

NOTE 3—Net Loss Per Common Share:

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed giving effect to all potential dilutive common stock, including options, warrants, convertible promissory notes and convertible preferred stock. Options, common stock subject to a right of repurchase, warrants, convertible promissory notes and convertible preferred stock were not included in the computation of diluted net loss per share for the Company because the effect would be antidilutive.

KYPHON INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Numerator:
Net loss	$(2,961)	$(4,586)	$(4,629)	$(8,632)

Denominator:
Weighted-average common stock outstanding	19,469	2,087	11,291	2,273
Less: weighted-average shares subject to repurchase	(165)	(143)	(162)	(464)

Weighted-average shares used in computing basic and diluted net loss per common share	19,304	1,944	11,129	1,809

The following potential dilutive securities were excluded from the computation of diluted net loss per common share, as they had an antidilutive effect (in thousands):

	June 30,
	2002	2001
Options to purchase common stock	6,516	5,695
Common stock subject to repurchase	159	139
Convertible preferred stock	—	26,291
Warrants	99	43

NOTE 4—Deferred Stock-Based Compensation:

As of June 30, 2002, the Company has recorded a cumulative $28.0 million of deferred stock-based compensation related to stock options granted to non-employees and employees. Stock compensation expense is being recognized on a straight-line basis over the vesting periods of the related options, generally four years. The Company recognized stock compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Cost of goods sold	$149	$113	$294	$224
Research and development	513	309	905	532
Sales and marketing	547	213	1,123	385
General and administrative	415	1,642	982	1,770

	$1,624	$2,277	$3,304	$2,911

KYPHON INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 5—Inventories:

At June 30, 2002 and December 31, 2001, inventories consisted of the following (in thousands):

	June 30, 2002	December 31, 2001
Raw materials	$1,344	$586
Work-in-process	734	431
Finished goods	2,209	1,376

	$4,287	$2,393

NOTE 6—Convertible Promissory Notes:

Between July 2001 and February 2002, the Company raised $13.3 million through the sale of convertible promissory notes with several affiliates pursuant to a loan agreement. The outstanding principal and accrued interest were repaid upon the closing of the Company’s initial public offering. In addition, in November 2001, the Company raised $700,000 through the sale of a convertible promissory note to one affiliate pursuant to the same loan agreement. The principal and accrued interest due on this note automatically converted into 49,090 shares of the Company’s common stock at the initial public offering price of $15.00 per share. As required by the terms of the loan agreement, upon the closing date of the Company’s initial public offering, the Company issued warrants exercisable for an aggregate of 99,334 shares of the Company’s common stock at an exercise price of $0.01 per share to the holders of the convertible promissory notes.

The Company allocated the gross proceeds received from the convertible promissory notes and accrued interest to the convertible promissory notes and the warrants, based on their relative fair values. This allocation resulted in $13.3 million of the proceeds being assigned to the convertible promissory note and $1.5 million being assigned to the warrants. The warrants were valued at the May 22, 2002 issuance date using the Black-Scholes pricing model. The Company recognized the allocated fair value of the warrants of $1.5 million as an immediate charge to interest expense. Based on the difference between the effective conversion price of the proceeds allocated to the convertible promissory notes and the fair market value of the common stock at the issuance date, the Company determined that the allocated value of the convertible promissory notes contained a beneficial conversion feature. The beneficial conversion feature, amounting to $1.6 million, represented additional interest yield on the convertible promissory notes and was also recognized as an immediate charge to interest expense.

NOTE 7—Recent Accounting Pronouncements:

In April of 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002. Under SFAS 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30. SFAS 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. The Company believes that the adoption of SFAS 145 will not have a material impact on the consolidated financial position or results of the operations of the Company.

In June of 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143, “Accounting for Asset Retirement Obligations,” and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company believes that the adoption of SFAS 146 will not have a material impact on the consolidated financial position or results of the operations of the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Registration Statement on Form S-1, as amended (No. 333-83678). Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of results that may occur in future periods.

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “potential,” “continue” or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of selected factors, including those set forth under “Risk Factors Affecting Operations and Future Results”.

Overview

We develop medical devices for orthopedic applications using our proprietary balloon technology. Currently, our KyphX instruments consist of our KyphX Inflatable Bone Tamp, KyphX Inflation Syringe, KyphX Bone Access Systems and KyphX Bone Filler Device. We have obtained clearance from the U.S. Food and Drug Administration, or FDA, for our KyphX Inflatable Bone Tamp to help repair fractures in specific sites in the spine, hand, leg, arm and heel. We believe that we are not required to obtain FDA clearance for our other KyphX products when promoted and sold as manual orthopedic surgical instruments. In May 2000, we commenced full commercial introduction of our KyphX instruments. From inception to June 30, 2002, we recognized $75.2 million in revenue from sales of our products.

Since inception, we have been unprofitable. We incurred net losses of approximately $5.2 million in 1999, $17.7 million in 2000, $17.8 million in 2001 and $4.6 million for the six months ended June 30, 2002. As of June 30, 2002, we had an accumulated deficit of approximately $49.3 million. Activities related to commercializing our KyphX instruments, enhancing physician reimbursement and initiating clinical studies, together with our general and administrative expenses, will cause our expenses to increase. As we proceed with commercialization, we will require additional sales and marketing resources, data from proposed clinical studies and greater physician reimbursement acceptance by payors.

We currently market our instruments in the United States through a direct sales organization to physicians who perform spine surgery, including orthopedic spine surgeons and neurosurgeons. We have European operations headquartered in Belgium. We sell directly in some European countries and use distributors and agents in other European countries and in South Korea.

Our future growth depends on increased penetration of our current market and on identifying new markets in which we can leverage our proprietary balloon technology. To the extent any current or additional markets do not materialize or grow in accordance with our expectations, our sales could be lower than expected. We intend to seek regulatory approval this year to initiate a clinical study designed to support FDA approval for the use of bone cement as a bone filler material in conjunction with our cleared KyphX instruments in a specific minimally-invasive spine procedure and to determine the benefits, if any, resulting from that procedure.

Results of Operations

Three Months Ended June 30, 2002 and June 30, 2001

Net Sales.    Net sales generated from sales of our products were approximately $18.2 million for the three months ended June 30, 2002 as compared to approximately $9.3 million for the comparable period in 2001. The increase in net sales resulted from an increase in the number of trained physicians as well as an increase in the number of procedures performed by trained physicians. In the three months ended June 30, 2002 and 2001, 94% and 98%, respectively, of net sales were recognized in the United States. No customer accounted for more than 10% of total net sales for the three months ended June 30, 2002 and 2001.

Cost of Goods Sold.    Cost of goods sold consists of material, labor and overhead costs. Cost of goods sold were approximately $2.4 million for the three months ended June 30, 2002 as compared to approximately $2.1 million for the comparable period in 2001. The increase in the cost of goods sold resulted primarily from higher material, labor and overhead costs associated with increased sales volume of our products. As a percentage of revenue, cost of goods sold decreased to 13% in the three months ended June 30, 2002 from 23% in the three months ended June 30, 2001 as a result of fixed overhead costs being spread over higher production volume and lower unit costs, primarily related to our metal surgical instruments.

Research and Development.    Research and development expenses consist of costs of product research, product development, regulatory and clinical functions and personnel. Those expenses decreased slightly to approximately $2.4 million for the three months ended June 30, 2002 from approximately $2.5 million for the comparable period in 2001. The slight decrease was attributable primarily to decreased clinical trial costs of $458,000 partially offset by increased personnel costs of $151,000 and increased amortization of deferred stock-based compensation of $205,000. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will increase in the future.

Sales and Marketing.    Sales and marketing expenses consist of costs for personnel, physician training programs and marketing activities. These expenses increased to approximately $10.5 million for the three months ended June 30, 2002 from approximately $6.0 million for the comparable period in 2001 as we continued to build our sales and marketing organization in conjunction with increased product sales. The increase in sales and marketing expenses related primarily to a $2.3 million increase in the cost of hiring, training and compensating additional direct selling representatives, as well as increased travel expenditures of $595,000, increased expenditures related to advertising, trade shows and market research activities of $440,000 and increased amortization of deferred stock-based compensation of $334,000. As we continue to commercialize our KyphX instruments, we expect to significantly increase our sales and marketing efforts and expenditures.

General and Administrative.    General and administrative expenses consist of personnel costs, professional service fees, expenses related to intellectual property rights and general corporate expenses. These expenses decreased to approximately $2.8 million for the three months ended June 30, 2002 from approximately $3.3 million for the three months ended June 30, 2001. The decrease resulted primarily from the decreased amortization of deferred stock-based compensation of $1.2 million partially offset by increased miscellaneous taxes, licenses and insurance expenditures of $330,000 and increased patent and public company expenses of $231,000. We expect general and administrative expenses to increase in the future as we add personnel, continue to expand our patent portfolio and incur reporting and investor-related expenses as a public company.

Other and Interest Income (Expense), Net.    Other and interest income (expense), net, decreased to approximately ($3.1) million for the three months ended June 30, 2002 from $8,000 for the three months ended June 30, 2001. Interest expense for the three months ended June 30, 2002 includes non-cash interest expense of approximately $3.1 million related to the beneficial conversion feature and the fair value of warrants issued in connection with the convertible promissory notes. In addition, interest expense increased from these outstanding convertible promissory notes offset by increased interest income from higher cash and cash equivalent and short-term investment balances resulting from our initial public offering proceeds.

Six Months Ended June 30, 2002 and June 30, 2001

Net Sales.    Net sales generated from sales of our products increased to approximately $32.8 million for the six months ended June 30, 2002 from approximately $15.6 million in the comparable prior year period. The increase in net sales resulted from an increase in the number of trained physicians as well as an increase in the number of procedures performed by trained physicians. In the six months ended June 30, 2002 and 2001, 94% and 99%, respectively, of net sales were recognized in the United States. No customer accounted for more than 10% of total net sales for the six months ended June 30, 2002 and 2001.

Cost of Goods Sold.    Cost of goods sold increased to approximately $4.7 million for the six months ended June 30, 2002 from approximately $3.8 million for the six months ended June 30, 2001. The increase in cost of goods sold resulted from higher material, labor and overhead costs associated with increased sales volume of our products. As a percentage of revenue, cost of goods sold decreased to 14% for the six months ended June 30, 2002 from 24% in the comparable prior year period primarily as a result of fixed overhead costs being spread over higher production volume and lower unit costs, primarily related to our metal surgical instruments.

Research and Development.    Research and development expenses increased to approximately $4.3 million for the six months ended June 30, 2002 from approximately $4.2 million for the comparable prior year period. The increase primarily resulted from amortization of deferred stock-based compensation of $375,000 and increased personnel costs of $327,000 partially offset by decreased clinical trial consulting costs of $657,000.

Sales and Marketing.    Sales and marketing expenses increased to approximately $19.6 million for the six months ended June 30, 2002 from approximately $11.0 million for the comparable prior year period as we continued to build our sales and marketing organization in conjunction with increased product sales. The increase resulted primarily from increased personnel costs of $4.5 million, increased sales travel expenses of $1.3 million, increased advertising, trade shows and market research expenses of $577,000 and increased amortization of deferred stock-based compensation of $737,000.

General and Administrative.    General and administrative expenses increased to approximately $5.4 million for the six months ended June 30, 2002 from approximately $5.3 million for the comparable prior year period. The increase resulted primarily from increased miscellaneous taxes, licenses and insurance expenditures of $407,000 and increased patent and public company expenses and accounting fees of $306,000 offset partially by decreased amortization of deferred stock-based compensation of $788,000.

Other and Interest Income (Expense), Net.    Other and interest income (expense), net, decreased to approximately ($3.5) million for the six months ended June 30, 2002 from approximately $98,000 for the comparable prior year period. Interest expense for the six months ended June 30, 2002 includes non-cash interest expense of $3.1 million related to the beneficial conversion feature and the fair value of warrants issued in connection with the convertible promissory notes. In addition, increased interest expense resulted from outstanding convertible promissory notes offset partially by increased interest income from higher cash and cash equivalent and short-term investment balances resulted from our initial public offering proceeds.

Liquidity and Capital Resources

In May 2002, we received net proceeds of approximately $94.9 million from our initial public offering of common stock. From inception through June 2001, we raised $38.0 million through private sales of redeemable convertible preferred stock. From July 2001 through February 2002, pursuant to a loan agreement, we issued to affiliates $14.0 million in promissory notes, all of which have either been repaid or converted into common stock. To a lesser extent, we also financed our operations through equipment financing loans, which totaled $24,000 in principal outstanding at June 30, 2002. As of June 30, 2002, we had $84.1 million of cash and cash equivalents and working capital of $92.3 million.

Cash Used for Operations.    Net cash used for operations was approximately $3.0 million and approximately $7.5 million for the six months ended June 30, 2002 and 2001, respectively. For both periods, cash used for operations was attributable primarily to net losses after adjustment for non-cash charges related to depreciation and amortization of deferred stock-based compensation, and increases in accounts receivable and inventories. These increases in use of cash for operations were offset in part by increases in accounts payable and accrued liabilities. In addition, for the six months ended June 30, 2002, $3.1 million of non-cash interest expense was included in adjustments to net loss.

Cash Used for Investing Activities.    Net cash used in investing activities was approximately $979,000 and approximately $607,000 for the six months ended June 30, 2002 and 2001, respectively. For both periods, cash used for investing activities reflected purchases of property and equipment.

Cash Provided by (Used for) Financing Activities.    Net cash provided by financing activities was approximately $84.7 million for the six months ended June 30, 2002, resulting primarily from the proceeds of approximately $94.9 million from issuing common stock in our initial public offering partially offset by repayment of convertible promissory notes of $13.3 million. Net cash used for financing activities was $10,000 for the six months ended June 30, 2001, primarily due to the repayment of notes payable and repurchase of common stock partially offset by proceeds from the exercise of stock options.

Equipment Financing.    In 1997 and 1998, we entered into two equipment financing lines totaling $650,000. Both of these lines were repaid entirely as of June 30, 2002. We issued warrants to the lenders in connection with these lines at a weighted-average exercise price of $0.62 per share. The warrants were exercised for 17,601 shares of common stock subsequent to our initial public offering.

Convertible Promissory Notes.    Between July 2001 and February 2002, we raised $13.3 million through the sale of convertible promissory notes to several of our affiliates pursuant to a loan agreement. We repaid the outstanding principal and accrued interest upon the closing of our initial public offering. In addition, in November 2001, we raised $700,000 through the sale of a convertible promissory note to one affiliate pursuant to the same loan agreement. The principal and accrued interest due on this note automatically converted into 49,090 shares of our common stock at the initial public offering price of $15.00 per share. As required by the terms of the loan agreement, upon the closing date of the Company’s initial public offering, we issued warrants exercisable for an aggregate of 99,334 shares of our common stock at an exercise price of $0.01 per share to the holders of the convertible promissory notes.

We allocated the gross proceeds received from the convertible promissory notes and accrued interest to the convertible promissory notes and the warrants, based on their relative fair values. This allocation resulted in $13.3 million of the proceeds being assigned to the convertible promissory note and $1.5 million being assigned to the warrants. We valued the warrants at the May 22, 2002 issuance date using the Black-Scholes pricing model. We recognized the allocated fair value of the warrants of $1.5 million as an immediate charge to interest expense. Based on the difference between the effective conversion price of the proceeds allocated to the convertible promissory notes and the fair market value of the common stock at the issuance date, we determined that the allocated value of the convertible promissory notes contained a beneficial conversion feature. The beneficial conversion feature, amounting to $1.6 million, represented additional interest yield on the convertible promissory notes and was also recognized as an immediate charge to interest expense.

We expect to increase capital expenditures consistent with our anticipated growth in manufacturing, infrastructure and personnel. We also may increase our capital expenditures as we expand our product lines or invest to address new markets.

We believe our current cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If existing cash and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock, and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

Recent Accounting Pronouncements

In April of 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002. Under SFAS 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30. SFAS 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. We believe the adoption of SFAS 145 will not have a material impact on our consolidated financial position or results of operations.

In June of 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143, “Accounting for Asset Retirement Obligations,” and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We believe the adoption of SFAS 146 will not have a material impact on our consolidated financial position or results of operations.

Risk Factors Affecting Operations and Future Results

Risks Related to Our Business

Unless we obtain additional FDA approvals, we will not be able to promote the use of our instruments in specific surgical procedures or the benefits of any surgical procedures using our instruments in the United States, and our ability to grow our business could be harmed.

In October 2000, we received a warning letter from the FDA challenging the promotional claims that we were making for our KyphX instruments. It was the FDA’s position that our regulatory clearance for the KyphX Inflatable Bone Tamp did not permit us to promote the product for use in any specific sites in the body, or for any specific surgical procedures. The FDA also stated that we could not promote any clinical benefits of surgical procedures using our instruments until we obtained additional regulatory approvals related to the benefits. After discussions and correspondence with the FDA, we agreed to abide by these restrictions and revised our promotional campaign accordingly. Subsequently, we obtained an additional clearance to promote the KyphX Inflatable Bone Tamp specifically for use as a conventional bone tamp in the reduction of fractures and/or creation of a void in cancellous bone in the spine, hand, tibia, radius and calcaneus. Until we conduct appropriate clinical studies supporting the use of bone cement as a bone filler material for use in the spine and documenting the clinical benefits of procedures using our instruments, if any, and receive prior FDA approval, we will not be allowed to promote our instruments for any treatment benefits or promote, or train physicians in performing, specific procedures with bone cement in the spine using our instruments. If we fail to obtain these additional necessary regulatory approvals, our ability to generate revenues will be harmed.

In the United States, we are not permitted to promote, or train physicians in, the use of our KyphX instruments with bone cement in the spine, unless we obtain additional FDA approvals.

As the FDA’s position is that we may not train physicians about specific procedures in the spine, we limit our training and education of physicians to the specialized skills involved in the proper use of our instruments. Although physicians may use our instruments with bone filler material of their choice, including bone cement, the FDA has taken the position that we cannot promote the use of bone cement, or train surgeons to use bone cement, with our instruments unless bone cement is specifically approved for use in the spine with our instruments. We instruct our trainers, both physician faculty consultants and employees, not to discuss the use of any bone filler material, including bone cement, with our instruments. However, they may respond to questions about bone cement that are raised by physician participants during a training program. Although we believe our training methods are proper, if the FDA determines that our training constitutes promotion of an unapproved use, they can request that we modify our training or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalty.

If we are unable to initiate and complete a clinical study to support regulatory approval to market the use of bone cement for use with our instruments in spine fracture surgery or to document resulting benefits, our future competitive position and revenue will be harmed.

We intend to seek regulatory approval this year to initiate a clinical study designed to support FDA approval for the use of bone cement as a bone filler material in conjunction with our cleared instruments in a specific minimally-

invasive spine procedure. However, there are many risks associated with conducting the clinical study, including our ability to:

•	identify an appropriate supplier of bone cement to be used in the study;

•	negotiate a long-term contract with the supplier;

•	obtain FDA approval of our study protocol;

•	enroll patients;

•	avoid adverse patient outcomes; and

•	demonstrate safety and efficacy.

Any of these factors could delay, limit or prevent our successful completion of a clinical study and our regulatory approval. If we are unable to obtain FDA approval for the use of bone cement with our KyphX instruments in spine surgery, our future competitive position and revenues will be harmed.

Our failure to obtain or maintain necessary regulatory clearances or approvals could hurt our ability to commercially distribute and market our KyphX instruments.

Our KyphX instruments are considered medical devices and are subject to extensive regulation in the United States and in foreign countries where we intend to do business. Unless an exemption applies, each medical device that we wish to market in the United States must first receive either 510(k) clearance or premarket approval from the FDA. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may take longer. The premarket approval process generally takes from one to three years from the time the application is filed with the FDA, but it can be significantly longer and can be significantly more expensive than the 510(k) clearance process. Although we have obtained 510(k) clearance for the KyphX Inflatable Bone Tamp to help repair fractures in specific sites in the spine, hand, leg, arm and heel, our 510(k) clearance can be revoked if safety or effectiveness problems develop. We also may be required to obtain 510(k) clearance or premarket approval to market additional instruments or for new indications for our KyphX instruments. Before we can market any bone cement product for use with our instruments in spine surgery, we must first obtain regulatory approval. We cannot be certain that we would obtain 510(k) clearance or premarket approval in a timely manner or at all. Delays in obtaining clearances or approvals will adversely affect our revenue and future profitability.

Modifications to our marketed devices may require new 510(k) clearances or premarket approvals or may require us to cease marketing or recall the modified devices until clearances are obtained.

Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or, possibly, premarket approval. The FDA requires every manufacturer to make this determination in the first instance, but the FDA can review any manufacturer’s decision. We have modified aspects of our KyphX instruments, but we believe that new 510(k) clearances are not required. The FDA may not agree with any of our decisions not to seek new clearances or approvals. If the FDA requires us to seek 510(k) clearance or premarket approval for any modification to a previously cleared instrument, we may be required to cease marketing or to recall the modified device until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

If we fail to comply with Quality System regulations, our manufacturing operations could be delayed, and our product sales and profitability could suffer.

Our manufacturing processes and those of our suppliers are required to comply with the FDA’s Quality System regulations, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our instruments. The FDA enforces its Quality System regulations through periodic unannounced inspections. We have never been through a Quality System inspection, and we cannot assure you that we would pass. If we fail a Quality System inspection, our operations could be disrupted and our manufacturing delayed. Failure to take adequate corrective action in response to an adverse Quality System inspection could force a shut-down of our manufacturing operations and a recall of our instruments, which would cause our instrument sales and business to suffer.

We have limited operating experience and a history of net losses and may never achieve or maintain profitability.

We have a limited operating history upon which you can evaluate our business. We commenced commercial sales of our KyphX instruments in May 2000. We have incurred losses every year since we began operations. In particular, we incurred losses of $5.2 million in 1999, $17.7 million in 2000, $17.8 million in 2001 and $4.6 million for the six months ended June 30, 2002. As of June 30, 2002, we had an accumulated deficit of approximately $49.3 million. Even if we are able to increase revenue from our instrument sales, we may have operating losses based on our plans to expand our sales force, both domestically and internationally, and devote substantial resources to our continuing research and development efforts and clinical studies. It is possible that we will never generate sufficient revenues from instrument sales to achieve profitability.

If reimbursement for the procedures using our instruments becomes difficult to obtain or is not available in sufficient amounts, our instruments may not be widely adopted.

In some cases, physicians performing a procedure using our instruments have not been reimbursed. Widespread adoption of our instruments by the medical community is unlikely to occur if physicians do not receive sufficient reimbursement from payors for their services in performing the procedures using our instruments. Currently, there is no specific procedure code under which reimbursement to physicians is available for procedures performed using our KyphX instruments. Physicians must report procedures using our instruments under an unlisted current procedural terminology, or CPT, code, and hospitals receive reimbursement for an inpatient stay. Physicians have obtained reimbursement for the use of our products in 50 states and in the District of Columbia. Until a specific code is granted, physician reimbursement from large insurance companies and Medicare may be unavailable or difficult to obtain in some states. In addition, the absence of FDA approval specifically allowing us to promote the use of bone cement in the spine may affect the availability of reimbursement for spine surgeries in which our instruments are used. Future regulatory action by a government agency or negative clinical results may diminish reimbursement coverage for both the physician and hospital. Finally, reimbursement differs from state to state, and some states may not reimburse for a procedure in an adequate amount, if at all. If physicians are unable to obtain adequate reimbursement for procedures in which our KyphX instruments are used, we may be unable to sell our instruments and our business could suffer.

Adverse changes in reimbursement procedures by domestic and international payors may impact our ability to market and sell our instruments.

Even if the use of our instruments is reimbursed by private payors and Medicare, adverse changes in payors’ policies toward reimbursement for the procedure would harm our ability to market and sell our instruments. We are unable to predict what changes will be made in the reimbursement methods used by payors. We cannot be certain that under prospective payment systems, such as those utilized by Medicare, and in many managed care systems used by private health care payors, the cost of our instruments will be justified and incorporated into the overall cost of the procedure.

Even if we fulfill international regulatory requirements to market our instruments, our success will be partly dependent upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country and include both government-sponsored health care and private insurance. In addition, health care cost containment efforts similar to those we face in the United States are prevalent in many of the other countries in which we intend to sell our instruments, and these efforts are expected to continue. Although we intend to seek international reimbursement approvals, we may not obtain approvals in a timely manner, if at all.

To be commercially successful, we will have to convince physicians that using our instruments to repair spine fractures is an effective alternative to existing therapies and treatments.

We believe that physicians will not widely adopt our instruments unless they determine, based on experience, clinical data and published peer reviewed journal articles, that the use of our KyphX instruments provides an effective alternative to conventional means of treating spine fractures. Patient studies or clinical experience may indicate that treatment with our instruments does not provide patients with sustained benefits. Further, because some of the data has been produced in studies that involve small patient groups, the data may not be reproduced in wider patient populations. In addition, we believe that continued recommendations and support for the use of KyphX instruments by influential physicians are essential for widespread market acceptance. If our KyphX instruments do not continue to receive support from these physicians or from long-term data, surgeons may not use, and hospitals may not purchase, our instruments.

Because injuries that occur during spine surgery can be significant, we are subject to an increased risk of product liability lawsuits. If we are sued in a product liability action, we could be forced to pay substantial damages.

We manufacture medical devices that are used on patients in spine surgery procedures. Spine surgery involves significant risk of serious complications, including bleeding, nerve injury, paralysis and death. Consequently, companies that produce instruments for use in the spine are subject to a significant risk of product liability litigation. If our instruments are found to have caused or contributed to any injury, we could be held liable for substantial damages, and our current product liability coverage limits may not be adequate to protect us from any liabilities we might incur. In addition, we may require increased product liability coverage if sales of our instruments increase. Product liability insurance is expensive and may not be available to us in the future on acceptable terms, if at all.

Our reliance on suppliers could limit our ability to meet demand for our products in a timely manner or within our budget.

We are dependent upon outside suppliers to provide us with our KyphX Inflation Syringe, as well as other key components necessary for the manufacture of our products. Because we obtain components through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of inventory, the disruption or termination of the supply of components could lead to:

•	a significant increase in manufacturing costs associated with the need to obtain replacement components;

•	our inability to meet demand for our instruments, which could lead to customer dissatisfaction and damage our reputation; and

•	delays associated with regulatory qualifications required for use of replacement suppliers.

Any one of these results could harm our sales and profits and make it difficult to meet our business goals.

If we do not effectively manage our growth, our existing infrastructure may become strained, and we will be unable to increase sales of our KyphX instruments or generate significant revenue growth.

Our sales force has increased from 31 employees in October 2000 to 112 employees in June 2002. The growth that we have experienced, and in the future may experience, provides challenges to our organization, requiring us to rapidly expand our personnel and manufacturing operations. We may not be able to hire sufficient personnel to meet our growth goals. As a result, our failure to recruit additional sales personnel may result in our inability to meet our projections. Future growth may strain our infrastructure, operations, product development and other managerial and operating resources. If our business resources become strained, we may not be able to deliver instruments in a timely manner.

Because we face significant competition from other medical device companies with greater resources than we have, we may be unable to maintain our competitive position and sales of our instruments may decline.

The market for medical devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our industry also includes large pharmaceutical companies that are developing drug products that may reduce the incidence of osteoporosis and, therefore, the market for our instruments. Our ability to compete successfully depends in part on our ability to respond quickly to medical and technological change and user preference through the development and introduction of new products that are of high quality and that address patient and surgeon requirements. We compete with many larger companies that enjoy several competitive advantages, including:

•	established distribution networks;

•	established relationships with health care providers and payors;

•	additional lines of products, and the ability to bundle products to offer higher discounts or other incentives to gain a competitive advantage; and

•	greater resources for product development, sales and marketing and patent litigation.

At any time, other companies may develop additional competitive products. If we are unable to compete effectively against existing or future competitors, sales of our instruments will decline.

We may be unable to obtain future capital on satisfactory terms.

We may seek additional funds from public and private stock offerings, borrowings under lease lines of credit or other sources. We cannot assure you that additional financing will be available on a timely basis on terms acceptable to us, or at all, or that any financing will not be dilutive to stockholders. If adequate funds are not available, we may have to delay development or commercialization of our instruments or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize for ourselves. We also may have to reduce the marketing, customer support or other resources devoted to our instruments.

If we are unable to prevent third parties from using our intellectual property, our ability to compete in the market will be harmed.

We believe that the proprietary technology embodied in our instruments and methods gives us a competitive advantage. Maintaining this competitive advantage is important to our future success. We rely on patent protection, as well as on a combination of copyright, trade secret and trademark laws, to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our patents may be challenged, invalidated or circumvented by third parties. Our patent applications may not issue as patents at all or in a form that will be advantageous to us. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees and current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. If our intellectual property rights are not adequately protected, we may be unable to keep other companies from competing directly with us, which could result in a decrease in our market share. Enforcement of our intellectual property rights to prevent or inhibit appropriation of our technology by competitors can be expensive and time-consuming to litigate or otherwise dispose of and can divert management’s attention from carrying on with our core business.

Our instruments could infringe on the intellectual property rights of others, which may lead to costly litigation, payment of substantial damages or royalties and/or our inability to use essential technologies.

The medical device industry has been characterized by extensive litigation and administrative proceedings regarding patents and other intellectual property rights. Whether an instrument infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Our competitors may assert that our instruments and methods infringe their patents. In addition, they may claim that their patents have priority over ours because their patents issued first. Because patent applications can take many years to issue, there may be applications now pending of which we are unaware, which may later result in issued patents that our instruments or methods may infringe. There could also be existing patents that one or more of our instruments or methods may inadvertently be infringing of which we are unaware. As the number of competitors in the market for minimally-invasive spine disorder treatments grows, the possibility of a patent infringement claim against us increases.

Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate or otherwise dispose of and can divert management’s attention from carrying on with our core business. In addition, if we lose an intellectual property litigation matter, a court could require us to pay substantial damages and/or royalties and/or prohibit us from using essential technologies. Also, although we may seek to obtain a license under a third party’s intellectual property rights to bring an end to any claims or actions asserted or threatened against us, we may not be able to obtain a license on reasonable terms or at all.

Risks Related to the Public Market

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders together control approximately 64.8% of our outstanding common stock. If these stockholders act together, they will be able to control our management and affairs in all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

Anti-takeover provisions in our certificate of incorporation, our bylaws and Delaware law could discourage a takeover.

Our basic corporate documents and Delaware law contain provisions that might enable our management to resist a takeover. Those provisions might discourage, delay or prevent a change in the control of our company or a change in our management. The existence of these provisions could adversely affect the voting power of holders of common stock and limit the price that investors might be willing to pay in the future for shares of our common stock.

The sales of a substantial number of shares of our common stock, including shares that will become eligible for sale in the near future, may cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market could significantly and negatively affect the market price for our common stock. As of June 30, 2002, we had 36,796,567 shares of common stock outstanding. The 6,900,000 shares of our common stock sold in our May 2002 initial public offering are freely tradable. The remaining 29,896,567 of these shares are subject to a lock-up agreement under which the holders of these shares have agreed not to sell or otherwise dispose of their shares of common stock until 180 days after the effective date of our May 2002 initial public offering. All of these shares will be available for sale after the expiration of the lock-up period on November 13, 2002, and approximately 23.8 million of these shares will be subject to volume restrictions because they are held by our affiliates. In addition, U.S. Bancorp Piper Jaffray Inc., the lead underwriter of our initial public offering, may waive these lock-up restrictions prior to the expiration of the lock-up period without prior notice.

Our common stock has recently become publicly traded, and we expect that the price of our common stock may fluctuate substantially.

We consummated the initial public offering of our common stock in May 2002. Accordingly, there has only been a public market for shares of our common stock since May 2002. An active public trading market may not develop or, if developed, may not be sustained. Further, we expect that the market price of our common stock may fluctuate substantially. The market price for the common stock may be affected by a number of factors, including:

•	regulatory or reimbursement developments in the United States or other countries;

•	product liability claims or other litigation;

•	the announcement of new products or product enhancements by us or our competitors;

•	quarterly variations in our or our competitors’ results of operations;

•	changes in earnings estimates or recommendations by securities analysts;

•	developments in our industry; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

The liquidity of our common stock is uncertain since it has been publicly traded for a short period of time and may have a limited market.

Prior to our initial public offering in May 2002, there was no public market for our common stock. We cannot predict the extent to which investor interest in our company will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk at June 30, 2002 is related to our investment portfolio and our borrowings. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Floating rate investments may produce less income than expected if interest rates fall, and floating rate borrowings will lead to additional interest expense if interest rates increase. Due in part to these factors, our future investment income may fall short of expectations due to changes in U.S. interest rates.

We invest our excess cash in debt instruments of the U.S. government and its agencies and in high quality corporate issuers. As a result, other than changes in interest income due to changes in interest rates, we do not believe that near-term changes in interest rates will have a material effect on our future results of operations.

We have operated mainly in the United States, and 94% and 99% of our sales were made in U.S. dollars in the six months ended June 30, 2002 and 2001, respectively. To date, we have not had any material exposure to foreign currency rate fluctuations. The majority of our European sales are derived from European Union countries and are denominated in the Euro. Monthly income and expense from our European operations are translated using average rates and balance sheets are translated using month end rates. Differences are recorded within stockholders’ equity (deficit) as a component of accumulated other comprehensive income (loss).

PART II: OTHER INFORMATION

ITEM 2.    Changes in Securities and Use of Proceeds

In May 2002, we completed our initial public offering, including exercise of the underwriters’ over-allotment option, of 6,900,000 shares at an initial public offering price of $15.00 per share, for aggregate cash proceeds of approximately $103.4 million. Our managing underwriters for the offering were U.S. Bancorp Piper Jaffray Inc., Banc of America Securities LLC and Bear, Stearns & Co. Inc. In connection with the offering, we paid a total of approximately $7.2 million in underwriting discounts and commissions and $1.3 million in other offering costs and expenses. After deducting the underwriting discounts and commissions and the offering costs and expenses, our net proceeds from the offering, including the over-allotment option, were approximately $94.9 million. We are currently investing the remaining net proceeds from the offering for future use as additional working capital. Such remaining net proceeds have been invested in highly liquid instruments with an average maturity of less than 90 days.

ITEM 5.    Other Information

Effective August 1, 2002 Medicare medical directors in Illinois, Michigan, Minnesota, and Wisconsin who had previously refused to provide physician reimbursement without additional clinical data, established physician reimbursement on a case by case basis.

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee has approved the engagement of PricewaterhouseCoopers LLP for the following non-audit services: (1) tax matter consultations concerning federal and state taxes; (2) the preparation of federal and state income tax returns; (3) quarterly reviews; and (4) 401(k) audits.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

Number		Description

3.2	*	Amended and Restated Certificate of Incorporation of the Registrant.

3.4	*	Bylaws of the Registrant.

4.1	*	Specimen common stock certificate of the Registrant.

10.1	*	Form of Indemnification Agreement for directors and executive officers.

10.2	*	1996 Stock Option Plan, including form of option agreement.

10.3	*	2002 Stock Plan, including form of option agreement.

10.4	*	2002 Employee Stock Purchase Plan, including form of employee stock purchase plan subscription agreement.

10.5	*	2002 Director Option Plan, including form of option agreement.

10.8	*	Lease dated January 27, 2000 for office space located at 1350 Bordeaux Drive, Sunnyvale, CA 94089 and Second Amendment to Lease dated November 29, 2001.

10.8.1	*	Third Amendment to Lease dated March 29, 2002 for office space located at 1350 Bordeaux Drive, Sunnyvale, CA 94089.

10.9	*	Employment Agreement between the Registrant and Gary L. Grenter dated July 16, 2001.

10.10	*	Promissory Note Secured by Deed of Trust between the Registrant and Gary L. Grenter dated December 31, 2001.

10.11	*	Amended and Restated Stockholder Rights Agreement effective as of December 14, 1999, among the Registrant and certain stockholders of the Registrant.

99.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-83678), which was declared effective on May 16, 2002.

(b)    There were no reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KYPHON INC.

By:	/S/ GARY L. GRENTER
Gary L. Grenter
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:     August 12, 2002

By:	/S/ JEFFREY L. KAISER
Jeffrey L. Kaiser
Vice President of Finance and Administration and Chief Financial Officer (Principal Accounting and Financial Officer)
Date:     August 12, 2002