Form 10-Q
period 2002-09-30
KYPHON INC
filed 2002-11-13
CIK 1123313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.  YES  ☒     NO ☐

Class	Shares Outstanding at November 1, 2002
Common Stock, $0.001 par value	36,883,342

KYPHON INC.
FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KYPHON INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales	$20,744	$9,722	$53,577	$25,295
Cost of goods sold	2,847	2,076	7,510	5,835

Gross profit	17,897	7,646	46,067	19,460

Operating expenses:
Research and development	2,799	2,073	7,128	6,308
Sales and marketing	11,345	7,396	30,980	18,417
General and administrative	3,478	2,103	8,857	7,391
Purchased in-process research and development	12,250	—	12,250	—

Total operating expenses	29,872	11,572	59,215	32,116

Loss from operations	(11,975)	(3,926)	(13,148)	(12,656)
Interest income (expense) and other, net	348	(85)	(3,108)	12

Net loss	$(11,627)	$(4,011)	$(16,256)	$(12,644)

Net loss per common share, basic and diluted	$(0.32)	$(1.92)	$(0.82)	$(6.69)

Weighted-average shares used in computing net loss per common share, basic and diluted	36,741	2,088	19,944	1,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2002	December 31, 2001
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$49,857	$3,352
Short-term investments	13,122	—
Accounts receivable, net	12,300	5,579
Inventories	4,668	2,393
Prepaid expenses and other current assets	1,938	940
Related party note receivable, net of discount	2,350	—

Total current assets	84,235	12,264
Investments	8,444	—
Property and equipment, net	3,824	3,144
Related party note receivable, net of discount	—	1,539
Other assets	415	1,340

Total assets	$96,918	$18,287

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of notes payable	$13	$116
Accounts payable	1,993	2,000
Accrued liabilities	6,125	3,771
Convertible promissory notes	—	12,000

Total current liabilities	8,131	17,887
Notes payable, net of current portion	7	43

Total liabilities	8,138	17,930

Redeemable convertible preferred stock	—	38,024

Stockholders’ equity (deficit):
Common stock, $0.001 par value	37	2
Additional paid-in capital	163,906	23,122
Deferred stock-based compensation, net	(14,302)	(16,082)
Accumulated other comprehensive income (loss)	88	(16)
Accumulated deficit	(60,949)	(44,693)

Total stockholders’ equity (deficit)	88,780	(37,667)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$96,918	$18,287

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

KYPHON INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(16,256)	$(12,644)
Adjustments to reconcile net loss to net cash used for operating activities:
Provision for excess and obsolete inventories	481	15
Depreciation and amortization	860	623
Loss on disposal of property and equipment	37	9
Non-cash interest expense	3,081	—
Amortization of deferred stock-based compensation	4,946	3,931
Write-off of in-process research and development	12,250	—
Changes in operating assets and liabilities:
Accounts receivable	(6,721)	(3,471)
Inventories	(2,756)	(1,041)
Prepaid expenses and other current assets	(2,033)	(418)
Other assets	925	(82)
Accounts payable	(7)	1,132
Accrued liabilities	2,390	1,756

Net cash used for operating activities	(2,803)	(10,190)

Cash flows from investing activities:
Acquisition of property and equipment	(1,657)	(1,102)
Purchases of available-for-sale securities	(21,592)	—
Purchase of in-process research and development	(12,250)	—

Net cash used for investing activities	(35,499)	(1,102)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	94,925	—
Repurchase of common stock	(23)	(25)
Proceeds from exercise of warrants	77	—
Proceeds from exercise of stock options	832	129
Proceeds from convertible promissory notes	2,000	8,000
Proceeds from payment of related party note receivable	379	—
Repayment of convertible promissory notes	(13,300)	—
Repayment of notes payable	(139)	(107)

Net cash provided by financing activities	84,751	7,997

Effect of foreign exchange rates on cash	56	—
Net increase (decrease) in cash and cash equivalents	46,505	(3,295)
Cash and cash equivalents at beginning of period	3,352	8,898

Cash and cash equivalents at end of period	$49,857	$5,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—Organization and Basis of Presentation:

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any future period. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Registration Statement on Form S-1, as amended (No. 333-83678).

NOTE 2—Initial Public Offering:

On May 17, 2002, the Company completed an initial public offering in which it sold 6,000,000 shares of common stock at $15.00 per share for net cash proceeds of approximately $82.4 million, net of underwriting discounts, commissions and other offering costs. Upon the closing of the offering, all the Company’s outstanding shares of redeemable convertible preferred stock converted into 26,151,288 shares of common stock. On May 29, 2002, the underwriters exercised the over-allotment option to purchase an additional 900,000 shares, resulting in net cash proceeds of approximately $12.5 million.

NOTE 3—Net Loss Per Common Share:

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed giving effect to all potential dilutive common stock, including options, warrants, convertible promissory notes and redeemable convertible preferred stock. Options, common stock subject to a right of repurchase, warrants, convertible promissory notes and redeemable convertible preferred stock were not included in the computation of diluted net loss per share for the Company because the effect would be antidilutive.

KYPHON INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Numerator:
Net loss	$(11,627)	$(4,011)	$(16,256)	$(12,644)

Denominator:
Weighted-average common stock outstanding	36,813	2,221	20,076	2,245
Less: weighted-average shares subject to repurchase	(72)	(133)	(132)	(354)

Weighted-average shares used in computing basic and diluted net loss per common share	36,741	2,088	19,944	1,891

The following potential dilutive securities were excluded from the computation of diluted net loss per common share, as they had an antidilutive effect (in thousands):

	September 30,
	2002	2001
Options to purchase common stock	7,164	7,153
Common stock subject to repurchase	47	139
Redeemable convertible preferred stock	—	26,291
Warrants	64	43

NOTE 4—Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity (deficit) except those resulting from investments or contributions by stockholders. The Company’s unrealized gain (loss) on available-for-sale securities and cumulative translation adjustment represent the components of comprehensive loss that are excluded from the net loss.

The changes in components of comprehensive loss for the periods presented are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(11,627)	$(4,011)	$(16,256)	$(12,644)
Unrealized loss on available-for-sale securities	(26)	—	(26)	—
Cumulative translation adjustment	2	15	130	(5)

Comprehensive loss	$(11,651)	$(3,996)	$(16,152)	$(12,649)

NOTE 5—Deferred Stock-Based Compensation:

As of September 30, 2002, the Company has recorded a cumulative $25.8 million of deferred stock-based compensation related to stock options granted to non-employees and employees. Stock compensation expense is being recognized on a straight-line basis over the vesting periods of the related options, generally four years. The Company recognized stock compensation expense as follows (in thousands):

KYPHON INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Cost of goods sold	$149	$116	$443	$340
Research and development	523	293	1,429	825
Sales and marketing	633	267	1,756	652
General and administrative	336	344	1,318	2,114

	$1,641	$1,020	$4,946	$3,931

NOTE 6—Inventories:

At September 30, 2002 and December 31, 2001, inventories consisted of the following (in thousands):

	September 30, 2002	December 31, 2001
Raw materials	$1,509	$586
Work-in-process	429	431
Finished goods	2,730	1,376

	$4,668	$2,393

NOTE 7—Convertible Promissory Notes:

Between July 2001 and February 2002, the Company raised $13.3 million through the sale of convertible promissory notes with several affiliates pursuant to a loan agreement. The outstanding principal and accrued interest were repaid upon the closing of the Company’s initial public offering. In addition, in November 2001, the Company raised $700,000 through the sale of a convertible promissory note to one affiliate pursuant to the same loan agreement. The principal and accrued interest due on this note automatically converted into 49,090 shares of the Company’s common stock at the initial public offering price of $15.00 per share. As required by the terms of the loan agreement, upon the closing date of the Company’s initial public offering, the Company issued warrants exercisable for an aggregate of 99,334 shares of the Company’s common stock at an exercise price of $0.01 per share to the holders of the convertible promissory notes. As of September 30, 2002, warrants for an aggregate of 64,070 shares of the Company’s common stock remained outstanding and exercisable.

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

KYPHON INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 8—Purchased In-Process Research and Development:

In August 2002, the Company entered into a patent sublicense agreement with Bonutti Research Inc. for the exclusive right to 23 U.S. patents issued to Dr. Peter Bonutti. Under the terms of the agreement, Kyphon has acquired the exclusive right to develop minimally-invasive balloons and related products for use within joints, ligaments, tendons, or cartilage in the spine and the co-exclusive right to develop minimally-invasive balloons and related products for use in orthopedic applications in joints, ligaments, cartilage, nerves or tendons outside of the spine. Kyphon paid $12.3 million in cash for the rights, all of which was immediately expensed to purchased in-process research and development in the three months ended September 30, 2002. The acquisition cost was immediately expensed to operations as the technology acquired will be used to develop products that have not been approved for sale by regulatory authorities, and the in-process projects to which the patents may apply had not yet reached technological feasibility and had no alternative future uses. In addition, the Company also entered into a two year consulting agreement with Dr. Peter Bonutti under which the Company paid $0.2 million. The prepayment has been capitalized and will be recognized as research and development expense ratably throughout the two year consulting period.

NOTE 9—Related Party Transactions:

In October 2001, the Company entered into an agreement to loan $2.9 million to the President and Chief Executive Officer for the purchase of a primary residence. The note is non-interest bearing and is secured by a deed of trust in the related primary residence. $0.4 million of the note’s balance was due within one year, and was classified as a current asset. Under the term of the agreement, $0.6 million of the remaining advance is payable beginning on the sixth year anniversary of the note and on each subsequent anniversary thereafter, or $0.6 million of the remaining advance is payable beginning on the first year anniversary of the effective date of an initial public offering of the Company’s common stock and on each subsequent anniversary thereafter. Upon the attainment of specified valuation criteria, or upon the occurrence of certain defined maturity events, such as default and termination, whichever is earlier, the balance of the note becomes due and payable. Accordingly, the note balance was originally classified as a long term receivable, net of a discount, which was imputed using an interest rate of 6.75% and an expected repayment term of nine years. In September 2002, the Company’s President and Chief Executive Officer resigned, and the balance of the note became due one year from the date of his resignation. The note has been reclassified from long term to current assets and the related discount has been adjusted accordingly.

NOTE 10—Recent Accounting Pronouncements:

In April of 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002. Under SFAS 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions Relating to Extraordinary Items.” SFAS 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. The Company believes that the adoption of SFAS 145 will not have a material impact on the consolidated financial position or results of the operations of the Company.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in our Registration Statement on Form S-1, as amended (No. 333-83678). Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of results that may occur in future periods.

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of selected factors, including those set forth below under “Risk Factors Affecting Operations and Future Results”.

Overview

We develop medical devices for orthopedic applications using our proprietary balloon technology. Currently, our KyphX instruments consist of our KyphX Inflatable Bone Tamp, KyphX Inflation Syringe, KyphX Bone Access Systems and KyphX Bone Filler Device. We have obtained clearance from the U.S. Food and Drug Administration, or FDA, for our KyphX Inflatable Bone Tamp to help repair fractures in specific sites in the spine, hand, leg, arm and heel. We believe that we are not required to obtain FDA clearance for our other KyphX products when promoted and sold as manual orthopedic surgical instruments. In May 2000, we commenced full commercial introduction of our KyphX instruments. From inception to September 30, 2002, we recognized $96.0 million in revenue from sales of our products.

Since inception, we have been unprofitable. We incurred net losses of approximately $5.2 million in 1999, $17.7 million in 2000, $17.8 million in 2001 and $16.3 million for the nine months ended September 30, 2002. As of September 30, 2002, we had an accumulated deficit of approximately $60.9 million. Activities related to commercializing our KyphX instruments, enhancing physician reimbursement and initiating clinical studies, together with our general and administrative expenses, will cause our expenses to increase. As we proceed with commercialization, we will require additional sales and marketing resources, data from proposed clinical studies and greater physician reimbursement acceptance by payors.

We currently market our instruments in the United States through a direct sales organization to physicians who perform spine surgery, including orthopedic spine surgeons and neurosurgeons. We have European operations headquartered in Belgium. We sell directly in some European countries and use distributors and agents in other European countries and in South Korea.

Our future growth depends on increased penetration of our current market and on identifying new markets in which we can leverage our proprietary balloon technology. To the extent any current or additional markets do not materialize or grow in accordance with our expectations, our sales could be lower than expected. Surgeons typically use bone cement to fill the void created in a vertebral body by our instruments. The FDA recently published a Public Health Web Notification entitled “Complications Related to the Use of Bone Cement in Vertebroplasty and Kyphoplasty Procedures.” The notification highlighted various safety concerns and indicates that the FDA is working with appropriate professional organizations and manufacturers of orthopedic devices to consider the regulatory options available to evaluate the long-term safety and effectiveness of bone cement in vertebroplasty and kyphoplasty procedures. We intend to seek regulatory approval to initiate a clinical study designed to support FDA approval for the use of bone cement as a bone filler material in conjunction with our cleared KyphX instruments in a specific minimally-invasive spine procedure and to determine the benefits, if any, resulting from that procedure.

Results of Operations

Three Months Ended September 30, 2002 and September 30, 2001

Net Sales.    Net sales generated from sales of our products were approximately $20.7 million for the three months ended September 30, 2002 as compared to approximately $9.7 million for the comparable period in 2001. The increase in net sales resulted from an increase in the number of trained physicians as well as an increase in the number of procedures performed by trained physicians. In the three months ended September 30, 2002 and 2001, 93% and 98%, respectively, of net sales were recognized in the United States. No customer accounted for more than 10% of total net sales for the three months ended September 30, 2002 and 2001.

Cost of Goods Sold.    Cost of goods sold consists of material, labor and overhead costs. Cost of goods sold were approximately $2.8 million for the three months ended September 30, 2002 as compared to approximately $2.1 million for the comparable period in 2001. The increase in the cost of goods sold resulted primarily from increased material, labor, overhead costs and inventory provisions associated with increased sales volume of our products. As a percentage of revenue, cost of goods sold decreased to 14% in the three months ended September 30, 2002 from 21% in the three months ended September 30, 2001 as a result of fixed overhead costs being spread over increased production volume and decreased unit costs, primarily related to our metal surgical instruments.

Research and Development.    Research and development expenses consist of costs of product research, product development, regulatory and clinical functions and personnel. Those expenses increased to approximately $2.8 million for the three months ended September 30, 2002 from approximately $2.1 million for the comparable period in 2001. The increase primarily resulted from increased research and development consulting fees of $295,000, increased personnel costs of $291,000, increased amortization of deferred stock-based compensation of $230,000 and increased product testing and development expenditures of $176,000 partially offset by decreased clinical trial costs of $409,000. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will increase in the future.

Sales and Marketing.    Sales and marketing expenses consist of costs for personnel, physician training programs and marketing activities. These expenses increased to approximately $11.3 million for the three months ended September 30, 2002 from approximately $7.4 million for the comparable period in 2001 as we continued to build our sales and marketing organization in conjunction with increased product sales. The increase in sales and marketing expenses related primarily to a $2.3 million increase in the cost of hiring, training and compensating additional direct selling representatives, increased expenditures related to advertising, promotion, trade shows and market research activities of $1.1 million, and increased amortization of deferred stock-based compensation of $366,000. As we continue to commercialize our KyphX instruments, we expect to significantly increase our sales and marketing efforts and expenditures.

General and Administrative.    General and administrative expenses consist of personnel costs, professional service fees, expenses related to intellectual property rights and general corporate expenses. These expenses increased to approximately $3.5 million for the three months ended September 30, 2002 from approximately $2.1 million for the three months ended September 30, 2001. The increase resulted primarily from increased personnel costs of $788,000, including $500,000 in accrued severance cost, increased miscellaneous taxes, licenses and insurance expenditures of $292,000 and increased legal, accounting and consulting services of $257,000. We expect general and administrative expenses to increase in the future as we add personnel, continue to expand our patent portfolio and incur reporting and investor-related expenses as a public company.

Purchased In-Process Research and Development.    In August 2002, we entered into a patent sublicense agreement with Bonutti Research Inc. for the exclusive right to 23 U.S. patents issued to Dr. Peter Bonutti. Under the terms of the agreement, we acquired the exclusive right to develop minimally-invasive balloons and related products for use within joints, ligaments, tendons, or cartilage in the spine and the co-exclusive right to develop minimally-invasive balloons and related products for use in orthopedic applications in joints, ligaments, cartilage, nerves or tendons outside of the spine. We paid $12.3 million in cash for the rights, all of which was immediately expensed to purchased in-process research and development for the three months ended September 30, 2002. The acquisition cost was immediately expensed to operations as the technology acquired will be used to develop products that have not been approved for sale by regulatory authorities, and the in-process projects to which the patents may apply had not yet reached technological feasibility and had no alternative future uses.

Other and Interest Income (Expense), Net.    Other and interest income (expense), net, increased to $348,000 for the three months ended September 30, 2002 from ($85,000) for the three months ended September 30, 2001. The increase resulted from interest income from higher cash, cash equivalent and investments balances resulting from the proceeds of our initial public offering as well as due to decreased interest expense from repaid convertible promissory notes.

Nine Months Ended September 30, 2002 and September 30, 2001

Net Sales.    Net sales generated from sales of our products increased to approximately $53.6 million for the nine months ended September 30, 2002 from approximately $25.3 million in the comparable prior year period. The increase in net sales resulted from an increase in the number of trained physicians as well as an increase in the number of procedures performed by trained physicians. In the nine months ended September 30, 2002 and 2001, 94% and 98%, respectively, of net sales were recognized in the United States. No customer accounted for more than 10% of total net sales for the nine months ended September 30, 2002 and 2001.

Cost of Goods Sold.    Cost of goods sold increased to approximately $7.5 million for the nine months ended September 30, 2002 from approximately $5.8 million for the nine months ended September 30, 2001. The increase in cost of goods sold resulted from increased material, labor, overhead costs and inventory provisions associated with increased sales volume of our products. As a percentage of revenue, cost of goods sold decreased to 14% for the nine months ended September 30, 2002 from 23% in the comparable prior year period primarily as a result of fixed overhead costs being spread over increased production volume and decreased unit costs, primarily related to our metal surgical instruments.

Research and Development.    Research and development expenses increased to approximately $7.1 million for the nine months ended September 30, 2002 from approximately $6.3 million for the comparable prior year period. The increase primarily resulted from increased personnel costs of $618,000, increased amortization of deferred stock-based compensation of $605,000, and increased research and development consulting fees of $472,000 partially offset by decreased clinical trial costs of $1.2 million.

Sales and Marketing.    Sales and marketing expenses increased to approximately $31.0 million for the nine months ended September 30, 2002 from approximately $18.4 million for the comparable prior year period as we continued to build our sales and marketing organization in conjunction with increased product sales. The increase resulted primarily from increased personnel costs of $6.8 million, increased advertising, promotion, trade shows and market research expenses of $2.6 million, increased sales travel expenses of $1.6 million, and increased amortization of deferred stock-based compensation of $1.1 million.

General and Administrative.    General and administrative expenses increased to approximately $8.9 million for the nine months ended September 30, 2002 from approximately $7.4 million for the comparable prior year period. The increase resulted primarily from increased personnel costs of $805,000, including $500,000 in accrued severance cost, increased miscellaneous taxes, licenses and insurance expenditures of $699,000 and increased legal, public company expenses, accounting and consulting fees of $476,000 offset partially by decreased amortization of deferred stock-based compensation of $796,000.

Purchased In-Process Research and Development.    In August 2002, we entered into a patent sublicense agreement with Bonutti Research Inc. for the exclusive right to 23 U.S. patents issued to Dr. Peter Bonutti. Under the terms of the agreement, we acquired the exclusive right to develop minimally-invasive balloons and related products for use within joints, ligaments, tendons, or cartilage in the spine and the co-exclusive right to develop minimally-invasive balloons and related products for use in orthopedic applications in joints, ligaments, cartilage, nerves or tendons outside of the spine. We paid $12.3 million in cash for the rights, all of which was immediately expensed to purchased in-process research and development for the three months ended September 30, 2002. The acquisition cost was immediately expensed to operations as the technology acquired will be used to develop products that have not been approved for sale by regulatory authorities, and the in-process projects to which the patents may apply had not yet reached technological feasibility and had no alternative future uses.

Other and Interest Income (Expense), Net.    Other and interest income (expense), net, decreased to approximately ($3.1) million for the nine months ended September 30, 2002 from approximately $12,000 for the comparable prior year period. Interest expense for the nine months ended September 30, 2002 includes non-cash interest expense of $3.1 million related to the beneficial conversion feature and the fair value of warrants issued in connection with the convertible promissory notes. In addition, increased interest expense resulted from outstanding convertible promissory notes offset partially by increased interest income from higher cash, cash equivalent and investments balances resulting from the proceeds of our initial public offering.

Liquidity and Capital Resources

In May 2002, we received net proceeds of approximately $94.9 million from our initial public offering of common stock. From inception through June 2001, we raised $38.0 million through private sales of redeemable convertible preferred stock. From July 2001 through February 2002, pursuant to a loan agreement, we issued to affiliates $14.0 million in promissory notes, all of which have either been repaid or converted into common stock. To a lesser extent, we also financed our operations through equipment financing loans, which totaled $20,000 in principal outstanding at September 30, 2002. As of September 30, 2002, we had $49.9 million of cash and cash equivalents, $21.5 million of investments, and working capital of $76.1 million.

Cash Used for Operations.    Net cash used for operations was approximately $2.8 million and approximately $10.2 million for the nine months ended September 30, 2002 and 2001, respectively. For both periods, cash used for operations was attributable primarily to net losses after adjustment for non-cash charges related to depreciation and amortization of deferred stock-based compensation, and increases in accounts receivable and inventories due to increased sales. These increases in use of cash for operations were offset in part by increases in accrued liabilities. In addition, for the nine months ended September 30, 2002, $3.1 million of non-cash interest expense and $12.3 million write-off of in-process research and development were included in adjustments to net loss.

Cash Used for Investing Activities.    Net cash used in investing activities was approximately $35.4 million and approximately $1.1 million for the nine months ended September 30, 2002 and 2001, respectively. Cash used for investing activities reflected purchases of available-for-sale securities of $21.6 million and payment of $12.3 million in connection with the patent sublicense agreement for the nine months ended September 30, 2002, and purchases of property and equipment for both periods.

Cash Provided by Financing Activities.    Net cash provided by financing activities was approximately $84.8 million for the nine months ended September 30, 2002, resulting primarily from the proceeds of approximately $94.9 million from issuing common stock in our initial public offering partially offset by repayment of convertible promissory notes of $13.3 million. Net cash provided by financing activities was approximately $8.0 million for the nine months ended September 30, 2001, primarily from the proceeds of convertible promissory notes.

Equipment Financing.    In 1997 and 1998, we entered into two equipment financing lines totaling $650,000. Both of these lines were repaid entirely in June 2002. We issued warrants to the lenders in connection with these lines at a weighted-average exercise price of $0.62 per share. The warrants were exercised for 17,601 shares of common stock subsequent to our initial public offering. As of September 30, 2002, there was approximately $20,000 in outstanding notes payable associated with equipment financing in our European subsidiary.

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

We allocated the gross proceeds received from the convertible promissory notes and accrued interest to the convertible promissory notes and the warrants, based on their relative fair values. This allocation resulted in $13.3 million of the proceeds being assigned to the convertible promissory note and $1.5 million being assigned to the warrants. We valued the warrants at the May 22, 2002 issuance date using the Black-Scholes pricing model. We recognized the allocated fair value of the warrants of $1.5 million as an immediate charge to interest expense. Based on the difference between the effective conversion price of the proceeds allocated to the convertible promissory notes and the fair market value of the common stock at the issuance date, we determined that the allocated value of the convertible promissory notes contained a beneficial conversion feature. The beneficial conversion feature, amounting to $1.6 million, represented additional interest yield on the convertible promissory notes and was also recognized as an immediate charge to interest expense. As of September 30, 2002, warrants for an aggregate of 64,070 shares of our common stock remained outstanding and exercisable.

We expect to increase capital expenditures consistent with our anticipated growth in manufacturing, infrastructure and personnel. We also may increase our capital expenditures as we expand our product lines or invest to address new markets.

We believe our current cash, cash equivalents, investments, and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If existing cash, cash equivalents, and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock, and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

Recent Accounting Pronouncements

In April of 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002. Under SFAS 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions Relating to Extraordinary Items.” SFAS 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. We believe the adoption of SFAS 145 will not have a material impact on our consolidated financial position or results of operations.

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

Risk Factors Affecting Operations and Future Results

Risks Related to Our Business

Unless we obtain additional FDA approvals, we will not be able to promote the use of our instruments in specific surgical procedures or the benefits of any surgical procedures (including procedures involving bone cement) using our instruments in the United States, and our ability to grow our business could be harmed.

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

If the FDA finds that bone cement should not be used in the spine, our ability to sell and promote our instruments would be harmed, and our exposure to product liability litigation could increase

In October 2002, the FDA published a Public Health Web Notification entitled “Complications Related to the Use of Bone Cement in Vertebroplasty and Kyphoplasty Procedures.” The notification states that reported complications related to vertebroplasty and kyphoplasty procedures, such as soft tissue damage and nerve root pain and compression, have resulted from leakage of bone cement, and that other complications include pulmonary embolism, respiratory and cardiac failure and death. The notification indicates that the FDA is working with appropriate professional organizations and manufacturers of orthopedic devices to consider the regulatory options available to evaluate the long-term safety and effectiveness of bone cement in vertebroplasty and kyphoplasty procedures. The notification requests that the healthcare community follow established procedures for reporting of deaths or serious injuries resulting from the use of medical devices, including bone cement. The notification, itself, may raise concerns with our customers, potential customers and reimbursement organizations, which could impact our ability to sell and promote our instruments. An increase in reports of deaths or serious injuries could lead to FDA’s issuing safety alerts, health advisories, or FDA-mandated labeling changes restricting use of our instruments, including new warnings regarding their use or contraindicating their use with bone cement. In addition, increased reporting of adverse events would expose us to product liability litigation, and our current insurance coverage limits may not be adequate. Product liability insurance is expensive and may not be available to us in the future on acceptable terms, if at all.

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

We intend to seek regulatory approval to initiate a clinical study designed to support FDA approval for the use of bone cement as a bone filler material in conjunction with our cleared instruments in a specific minimally-invasive spine procedure. However, there are many risks associated with conducting the clinical study, including our ability to:

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

Our manufacturing processes and those of our suppliers are required to comply with the FDA’s Quality System regulations, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our instruments. The FDA enforces its Quality System regulations through periodic unannounced inspections. The FDA conducted an inspection of our manufacturing facility in May 2002 and the FDA inspector made a single observation. We responded to the FDA in June 2002. There has been no further correspondence from the FDA regarding the inspection. If we fail a Quality System inspection, our operations could be disrupted and our manufacturing delayed. Failure to take adequate corrective action in response to an adverse Quality System inspection could force a shut-down of our manufacturing operations and a recall of our instruments, which would cause our instrument sales and business to suffer.

We have limited operating experience and a history of net losses and may never achieve or maintain profitability.

We have a limited operating history upon which you can evaluate our business. We commenced commercial sales of our KyphX instruments in May 2000. We have incurred losses every year since we began operations. In particular, we incurred losses of $5.2 million in 1999, $17.7 million in 2000, $17.8 million in 2001 and $16.3 million for the nine months ended September 30, 2002. As of September 30, 2002, we had an accumulated deficit of approximately $60.9 million. Even if we are able to increase revenue from our instrument sales, we may have operating losses based on our plans to expand our sales force, both domestically and internationally, and devote substantial resources to our continuing research and development efforts and clinical studies. It is possible that we will never generate sufficient revenues from instrument sales to achieve profitability.

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

Our direct sales force has increased from 31 employees in October 2000 to 120 employees in September 2002. The growth that we have experienced, and in the future may experience, provides challenges to our organization, requiring us to rapidly expand our personnel and manufacturing operations. We may not be able to hire sufficient personnel to meet our growth goals. As a result, our failure to recruit additional sales personnel may result in our inability to meet our projections. Future growth may strain our infrastructure, operations, product development and other managerial and operating resources. If our business resources become strained, we may not be able to deliver instruments in a timely manner.

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

We believe our current cash, cash equivalents, investments, and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We may seek additional funds from public and private stock offerings, borrowings under lease lines of credit or other sources. We cannot assure you that additional financing will be available on a timely basis on terms acceptable to us, or at all, or that any financing will not be dilutive to stockholders. If adequate funds are not available, we may have to delay development or commercialization of our instruments or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize for ourselves. We also may have to reduce the marketing, customer support or other resources devoted to our instruments.

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

The medical device industry has been characterized by extensive litigation and administrative proceedings regarding patents and other intellectual property rights. Whether an instrument infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Our competitors may assert that our instruments and methods infringe their patents. In addition, they may claim that their patents have priority over ours because their patents issued first. Because patent applications can take many years to issue, there may be applications now pending of which we are unaware, which may later result in issued patents that our instruments or methods may infringe. There could also be existing patents that one or more of our instruments or methods may inadvertently be infringing of which we are unaware. As the number of competitors in the market for minimally-invasive spine disorder treatments grow, the possibility of a patent infringement claim against us increases.

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

Our officers, directors and principal stockholders together control approximately 64.6% of our outstanding common stock. If these stockholders act together, they will be able to control our management and affairs in all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

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

Sales of a substantial number of shares of our common stock in the public market could significantly and negatively affect the market price for our common stock. As of September 30, 2002, we had 36,877,405 shares of common stock outstanding. The 6,900,000 shares of our common stock sold in our May 2002 initial public offering are freely tradable. The remaining 29,977,405 of these shares are subject to a lock-up agreement under which the holders of these shares have agreed not to sell or otherwise dispose of their shares of common stock until 180 days after the effective date of our May 2002 initial public offering. All of these shares will be available for sale after the expiration of the lock-up period on November 13, 2002, and approximately 23.8 million of these shares will be subject to volume restrictions because they are held by our affiliates. In addition, U.S. Bancorp Piper Jaffray Inc., the lead underwriter of our initial public offering, may waive these lock-up restrictions prior to the expiration of the lock-up period without prior notice.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk at September 30, 2002 is related to our investment portfolio and our borrowings. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Floating rate investments may produce less income than expected if interest rates fall, and floating rate borrowings will lead to additional interest expense if interest rates increase. Due in part to these factors, our future investment income may fall short of expectations due to changes in U.S. interest rates.

We invest our excess cash in debt instruments of the U.S. government and its agencies and in high quality corporate issuers. As a result, other than changes in interest income due to changes in interest rates, we do not believe that near-term changes in interest rates will have a material effect on our future results of operations. A hypothetical 10% increase or decrease in interest rates would not materially affect the fair value of our available-for-sale securities and the impact on our investment portfolio would be less than $100,000.

We have operated mainly in the United States, and 94% and 98% of our sales were made in U.S. dollars in the nine months ended September 30, 2002 and 2001, respectively. To date, we have not had any material exposure to foreign currency rate fluctuations. The majority of our European sales are derived from European Union countries and are denominated in the Euro. Monthly income and expense from our European operations are translated using average rates and balance sheets are translated using month end rates. Differences are recorded within stockholders’ equity (deficit) as a component of accumulated other comprehensive income (loss).

Item 4.     CONTROLS AND PROCEDURES

With the participation of management, our President and Chief Executive Officer along with our Vice President of Finance and Chief Financial Officer evaluated our disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon this evaluation, our President and Chief Executive Officer along with our Vice

President of Finance and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

There were no significant changes in our internal controls or, to the knowledge of our management, in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II: OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

In May 2002, we completed our initial public offering, including exercise of the underwriters’ over-allotment option, of 6,900,000 shares at an initial public offering price of $15.00 per share, for aggregate cash proceeds of approximately $103.4 million. Our managing underwriters for the offering were U.S. Bancorp Piper Jaffray Inc., Banc of America Securities LLC and Bear, Stearns & Co. Inc. In connection with the offering, we paid a total of approximately $7.2 million in underwriting discounts and commissions and $1.3 million in other offering costs. After deducting the underwriting discounts and commissions and the offering costs, our net proceeds from the offering, including the over-allotment option, were approximately $94.9 million. We have invested $21.6 million in debt securities. We are currently investing the remaining net proceeds from the offering for future use as additional working capital. Such remaining net proceeds have been invested in money market funds with average maturities of less than 90 days.

Of the approximately $94.9 million in net offering proceeds, through September 30, 2002, we have spent $14.2 million for repayment of outstanding convertible promissory notes held by affiliates, plus accrued interest; $15.6 million for sales and marketing initiatives to support the ongoing commercialization of our KyphX instruments; $1.8 million for support of clinical studies and reimbursement efforts; $1.6 million for product research and development; $3.2 million for general corporate purposes and $12.3 million for the strategic acquisition of third party technology. All amounts represent estimates of direct or indirect payments of amounts to third parties.

ITEM 5.   OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002(the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external accountants. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee has approved the engagement of PricewaterhouseCoopers LLP for the following non-audit services: (1) tax matter consultations concerning federal and state taxes; (2) the preparation of federal and state income tax returns; and (3) the 401(k) audit.

On September 3, 2002, Richard W. Mott joined Kyphon as President and Chief Executive Officer and a member of the Board of Directors. Gary L. Grenter, who was President and CEO since July 2001, left Kyphon to pursue other interests. James T. Treace, a director since July 2001, was named Chairman of the Board.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Number	Description

3.2 *	Amended and Restated Certificate of Incorporation of the Registrant.

3.4 *	Bylaws of the Registrant.

4.1 *	Specimen common stock certificate of the Registrant.

10.1 *	Form of Indemnification Agreement for directors and executive officers.

10.2 *	1996 Stock Option Plan, including form of option agreement.

10.3 *	2002 Stock Plan, including form of option agreement.

10.4 *	2002 Employee Stock Purchase Plan, including form of employee stock purchase plan subscription agreement.

10.5 *	2002 Director Option Plan, including form of option agreement.

10.8*	Lease dated January 27, 2000 for office space located at 1350 Bordeaux Drive, Sunnyvale, CA 94089 and Second Amendment to Lease dated November 29, 2001.

10.8.1*	Third Amendment to Lease dated March 29, 2002 for office space located at 1350 Bordeaux Drive, Sunnyvale, CA 94089.

10.9*	Employment Agreement between the Registrant and Gary L. Grenter dated July 16, 2001.

10.10*	Promissory Note Secured by Deed of Trust between the Registrant and Gary L. Grenter dated December 31, 2001.

10.11*	Amended and Restated Stockholder Rights Agreement effective as of December 14, 1999, among the Registrant and certain stockholders of the Registrant.

10.12	Employment Agreement between the Registrant and Richard W. Mott dated September 3, 2002.

10.13†	Sublicense Agreement effective as of August 19, 2002, between the Registrant and Bonutti Research, Inc.

*  Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-83678), which was declared effective on May 16, 2002.

†  Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the Commission.

(b)  There were no reports on Form 8-K during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kyphon Inc.

Date	November 13, 2002	By: /s/ Richard W. Mott
Richard W. Mott President, Chief Executive Officer and Director (Principal Executive Officer)

Date	November 13, 2002	By: /s/ Jeffrey L. Kaiser
Jeffrey L. Kaiser Vice President of Finance and Administration, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard W. Mott certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Kyphon Inc;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	November 13, 2002	By: /s/ Richard W. Mott
Richard W. Mott President, Chief Executive Officer and Director (Principal Executive Officer)

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffrey L. Kaiser certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Kyphon Inc;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	November 13, 2002	By: /s/ Jeffrey L. Kaiser
Jeffrey L. Kaiser Vice President of Finance and Administration, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard W. Mott, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Kyphon Inc. on Form 10-Q for the fiscal quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Kyphon Inc.

Date	November 13, 2002	By: /s/ Richard W. Mott
Richard W. Mott President, Chief Executive Officer and Director (Principal Executive Officer)

I, Jeffrey L. Kaiser, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Kyphon Inc. on Form 10-Q for the fiscal quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Kyphon Inc.

Date	November 13, 2002	By: /s/ Jeffrey L. Kaiser
Jeffrey L. Kaiser Vice President of Finance and Administration, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)