Form 10-K
period 2002-12-31
KYPHON INC
filed 2003-03-28
CIK 1123313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-49804

Kyphon Inc.

(Exact name of Registrant as specified in its charter)

Delaware	77-0366069
(State of incorporation)	(I.R.S. Employer Identification No.)

1350 Bordeaux Drive

Sunnyvale, California, 94089

(Address of principal executive offices, including Zip Code)

(408) 548-6500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this  Form 10-K.  ☒

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒  No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 28, 2002 (which is the last business day of registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ National Market was approximately $189.1 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At March 14, 2003, the Registrant had 37,822,642 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 and 13 of Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

KYPHON INC.

FISCAL YEAR 2002 FORM 10K ANNUAL REPORT

PART 1

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following: our intentions, beliefs and expectations regarding our future success and results; the timing and success of our clinical trials and regulatory submissions; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements; our operating results; our expectations regarding our revenues and customers; and our distributors and territorial expansion efforts. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the “Business” section of this Form 10-K.

Kyphon undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

ITEM 1.     BUSINESS

Overview

We develop medical devices to restore spinal anatomy using minimally invasive technology. Our initial marketing focus is on surgeons who repair spine fractures caused by osteoporosis. Our first commercial products, comprising our KyphX instruments, utilize our proprietary balloon technology. Surgeons use those tools to help repair fractures during minimally-invasive spine surgeries. Alternative spine fracture treatments are either highly invasive or are pain-management therapies that do not repair the fracture.

Each year, there are approximately 700,000 clinically diagnosed spine fractures due to osteoporosis in the United States and Europe in approximately 550,000 patients. Osteoporosis is a disease that primarily affects women over the age of 50 and that is characterized by bone deterioration, leading to an increased susceptibility to spine fractures. These fractures can result in an increased risk of death, significant pain, reduced respiratory function and impaired quality of life.

As of December 31, 2002, we had trained more than 2,700 physicians in the United States, Europe and South Korea in the use of our KyphX instruments, and these physicians had used our instruments in over 28,000 spine surgeries. Based on our experience to date and supported by published peer-reviewed physician journal articles, we believe that use of our KyphX instruments during minimally-invasive spine surgery leads to significant patient benefits, including the ability to reverse the collapse of the bone caused by the spine fracture. Reversal of collapsed bone in the spine can potentially reduce spine deformity, thereby increasing mobility and improving respiratory function in patients. Risks of procedures using our instruments include the same risks common to performing surgery using anesthesia and to performing surgery on older patients. In addition, like other spine surgeries, these procedures using our instruments may result in serious complications, including bleeding, nerve injury, paralysis and death.

In May 2000, we commenced full commercial introduction of our KyphX instruments in the United States. We devote significant resources to supporting our sales and marketing team, training and educating physicians and supporting reimbursement and clinical activities related to our products. As of December 31, 2002, we had 16 U.S. issued patents, 14 issued foreign patents, 34 pending U.S. patent applications, 111 pending foreign applications and 23 licensed patents.

In August 2002, we acquired the rights to 23 patents owned by Bonutti Research covering the use of inflatable devices for use in and around soft tissue in the spine. In February 2003, we acquired Sanatis GmbH, a privately-held developer and manufacturer of orthopedic biomaterials based in Rosbach, Germany. We intend to pursue the development and commercialization of spine products arising from these acquisitions to complement our existing KyphX instruments and leverage our spine sales force. The commercialization of products from these acquisitions will require research, development, and regulatory approvals and/or clearances, and may require clinical studies prior to market launch.

Anatomy of the Spine

The spinal column contains 24 bones called vertebrae. Each vertebra consists of a large block of bone, called the vertebral body, that helps maintain upright posture. The soft tissue between each vertebrae is generally referred to as a spinal disc. The vertebral body consists of soft inner, or cancellous, bone surrounded by a thin outer shell of hard bone. Each vertebra also has bone segments that extend out from the vertebral body, called the posterior elements, that surround and protect the spinal cord.

Consequences of Spine Fractures

When the spine is structurally weakened, routine downward pressure can cause a vertebral body to collapse and fracture. These fractures are referred to as vertebral body compression fractures. The vertebral body generally fractures at the front, which can subsequently cause the spine to tilt forward. Over time, these fractures can result in a curved deformity of the spine and a forward stooped posture called kyphosis. Vertebral compression fractures are caused primarily by deterioration of the inner cancellous bone due to osteoporosis. Other causes of spine fractures include trauma, tumors and infection.

Unrepaired spine fractures can result in serious physical and emotional consequences, including:

•	Increased Risk of Mortality. In a 2000 study of 6,459 women with osteoporosis followed for 3.8 years, those women who sustained a spine fracture during the study were 8.7 times more likely to die than those women who did not experience a fracture.

•	Acute and Chronic Pain. About one-third of the spine fractures caused by osteoporosis are accompanied by severe acute back pain. In addition, the spine deformity caused by these fractures can change the position of muscles and ligaments, leading to chronic pain. In a 1998 study of 7,223 women over the age of 65, those who had a single unrepaired spine fracture that had set in its collapsed position were two times more likely to suffer back pain than equivalently-aged women without spine deformity.

•	Health Effects Resulting from Organ Compression. Fractured and collapsed vertebrae shorten and curve the spine, moving the ribs down toward the pelvis and compressing the chest and stomach. Compression of the lungs can create new, or worsen already existing, respiratory disorders, including lung disease and pneumonia. A German and a Canadian study published in the 1990s, involving a total of 108 participants, demonstrated that patients with spine fractures showed a statistically significant decrease in lung capacity that correlated with spine deformity. In addition, kyphosis can lead to compression of the stomach and a resultant reduced appetite and weight loss.

•	Functional Limitation. Spine fractures can cause prolonged or permanent disability, reducing mobility and impairing other physical functions. Patients with spine fractures can require significant assistance, including the use of walkers or other aids, during normal physical activities. In a 2001 study of 1,395 post-menopausal women, patients with one or more unrepaired spine fractures scored significantly lower on a standardized test for physical function than those who had no fractures. The loss in quality of life increased with additional fractures.

•	Increased Risk of Additional Fractures. The change in alignment of the spine can shift a patient’s center of balance, increasing the risk of falls and additional fractures, particularly of the spine and the hip. In a 1991 study of 1,098 post-menopausal women followed for 4.7 years, the presence of one spine fracture increased the risk of subsequent spine fractures by five times. The presence of two or more spine fractures increased the risk of additional spine fractures by 12 times in the same timeframe. In addition, a 2001 study prospectively following 6,788 women over the age of 50 for the incidence of osteoporotic fractures found that one or more spine fractures increased the risk of hip fracture by 4.5 times, while the presence of two or more spine fractures increased the risk of hip fracture by 7.2 times.

•	Emotional Effects. Studies have demonstrated that the physical deformity caused by spine fractures, and the resulting fear of falling, can create patient anxiety and clinical depression, leading to a reduction in normal daily and social activities.

Market Opportunity for the Treatment of Spine Fractures

We believe an estimated 700,000 clinically diagnosed spine fractures due to osteoporosis occur in the United States and Europe each year. In the U.S. alone, we believe there are an additional 440,000 fractures that go undiagnosed or untreated. The majority of the diagnosed fractures are managed in the hospital or at home predominantly with conservative treatment options such as bed rest, pain medication and back braces. Approximately 150,000 people in the United States are hospitalized due to pain associated with spine fractures, resulting in costs estimated to be in excess of $1.6 billion annually. The number of fractures caused by osteoporosis is increasing primarily due to the aging of the population.

Alternative Means for the Treatment of Spine Fractures

When treating a patient with a spine fracture, an orthopedic surgeon’s primary objective, as with any fracture, is to reduce the fracture, that is, to return the bone to its pre-fracture position. While surgeons can use conventional orthopedic surgical techniques to reduce and otherwise repair spine fractures, these procedures are highly invasive and especially risky for elderly patients. As a result, physicians rarely refer their patients for surgical procedures to repair spine fractures, but instead prescribe therapies and treatments designed to simply manage the pain.

Conventional Spine Surgery

Spine surgery is complex and risky due to the proximity of the surgical site to the spinal cord and major organs. Conventional spine surgery can repair fractured vertebrae and restore height, but is highly invasive and involves significant risks. These surgeries involve making long incisions in the patient’s chest so that large stainless steel instruments can move the fractured bones back into their normal position. However, the instruments used in these surgeries are not optimally designed to manipulate deteriorated bone. The fractured bones are then held in place by metal implants, which, in the case of elderly patients with osteoporosis, can fail to hold due to the softness of the inner cancellous bone to which they are attached. As a result, this surgery is performed in very limited circumstances. The invasiveness of conventional spine surgery may lead to death, spinal cord injury, extensive post-operative hospital stays and prolonged bed rest for recovery. Additional complications may include bowel, lung and nerve damage, pain, bleeding, infection and blood clots.

Pain Management Therapies

Due to the limitations of conventional orthopedic surgery for patients with spine fractures, the majority of these patients are treated with conservative pain management therapies. These methods do not involve surgical intervention and do not repair the fractured spine. These pain management therapies can comprise many techniques, alone or in combination, including:

•	bed rest, in the hospital or at home;

•	prescription and over-the-counter pain medication;

•	back braces;

•	home health care;

•	physical therapy;

•	exercise; and

•	chiropractic care.

These therapies are designed to provide pain relief while the fractured vertebra slowly sets in its collapsed form. Periods of treatment can be lengthy, resulting in expensive hospital stays and follow-up. These therapies can also worsen the underlying problem. For example, bed rest is known to cause bone and muscle loss, making recovery more difficult in elderly patients, and potentially leading to additional fractures. In addition, doctors report that patient compliance with these therapies is low because of the:

•	prolonged nature of treatment;

•	patients’ reluctance to wear back braces;

•	difficulty and pain associated with exercise and physical therapy; and

•	inadequate pain reduction.

In addition, physicians may stabilize the fractured area by a treatment that has become known as vertebroplasty. Vertebroplasty does not repair the spine fracture, but simply reduces the associated pain. Because vertebroplasty freezes the vertebral body in its collapsed position, patients may continue to suffer the physical, emotional and quality of life problems associated with unrepaired spine fractures.

In vertebroplasty, a physician, typically an interventional radiologist, places one or two large needles into the fractured vertebra, and injects bone filler material into the collapsed vertebral body. The bone filler most commonly used in vertebroplasty is bone cement, which the FDA has not specifically approved for use as a bone filler in the spine. Because the vertebral body is in a collapsed position, this procedure requires the use of thin bone filler material that is injected under high pressure in order to effectively penetrate the inner spaces of the deteriorated bone. Once injected, the bone filler material hardens and fixes the bone in its collapsed position.

Our Products

Kyphon provides surgeons with tools to help repair fractures during minimally-invasive spine surgery. Our instruments have also been used in open surgical procedures. We generally refer to our products as the KyphX instruments.

Minimally-invasive spine fracture surgeries using our KyphX instruments involve the insertion of two of our disposable proprietary balloon devices into the fractured bone. The surgeon inflates our balloons to compact and move the deteriorated bone. As a result of the inflation of the balloons, the collapse caused by the fracture may be reversed. This reversal will be more difficult if the bone has previously healed in its fractured position. The balloons are then removed, and the newly-created cavity is stabilized by filling it with the surgeon’s choice of bone filler material, which can include bone cement, a plastic polymer that hardens in place. We believe that surgeons typically use a relatively thick bone cement at low pressure and under manual control. Although bone cement may be used by surgeons if they feel it is in the best interest of the patient, we may not promote bone cement for use in the spine without additional regulatory approval. Currently, there is no bone filler that has specifically been approved for use with the KyphX instruments to repair spine fractures.

We have trained more than 2,700 physicians, including 500 in Europe and 50 in other international sites primarily South Korea, in the use of our KyphX instruments. These physicians have used our instruments in over 28,000 surgeries involving spine fractures.

Based upon published reports of clinical results, discussions with surgeons who have used our instruments, and our own research, we believe that the use of our KyphX instruments during minimally-invasive spine surgery may lead to significant clinical outcomes, including the following:

•	restoration of collapsed vertebrae;

•	reduction of spinal deformities;

•	reduction of pain; and

•	enhanced quality of life.

Currently, our FDA clearance permits us to promote in the United States our KyphX Inflatable Bone Tamp, a device used to move and compact bone, for use as a conventional bone tamp for the reduction of fractures and/

or the creation of a void in cancellous bone in the spine, hand, tibia (a leg bone), radius (an arm bone) and calcaneus (the heel bone). Before we can promote and market in the United States the use of our KyphX instruments in any specific procedure, or claim any treatment benefits from any procedure, we may need to conduct clinical studies to document the benefits, if any, and receive FDA approval.

We are discussing alternatives to clinical trials, or least burdensome pathways, with the FDA to support FDA approval for the use of bone cement as a bone filler material in conjunction with our cleared KyphX instruments in a specific minimally-invasive spine procedure and to determine the benefits resulting from that procedure. We cannot assure you that we will achieve consensus on such a pathway. If we do not achieve consensus, we will instead be seeking regulatory approval to initiate clinical studies. We cannot assure you that our studies, if completed, will demonstrate to the FDA’s satisfaction any treatment benefits from spine fracture repair procedures using the KyphX Inflatable Bone Tamp or that the FDA will approve any treatment benefit claims in a timely fashion, if at all. If we fail to obtain additional FDA approvals that will allow us to promote the treatment benefits of the KyphX Inflatable Bone Tamp, our ability to expand the commercialization of our products may be impaired.

Risks of spine fracture surgery performed with our KyphX instruments include the same risks common to performing surgery using anesthesia and performing surgery on elderly patients. In addition, as with other spine surgeries, surgeries using our instruments may result in serious complications, including chronic pain; follow-up surgery; infection; unintended damage to the bone or tissue; bleeding; bowel, lung or nerve injury; paralysis; and death. Use of bone filler material by surgeons to fill the void created using our KyphX Inflatable Bone Tamp may also lead to these complications, as a result of leakage of the bone filler material into the spinal canal or surrounding tissue.

The Use of KyphX Instruments During Minimally-Invasive Spine Surgery

Spine fracture surgeries using our KyphX instruments are minimally invasive and are generally performed by spine-focused orthopedic surgeons and neurosurgeons. A surgeon first creates a working channel through the patient’s back into the fractured vertebral body using our KyphX Bone Access System.

The surgeon then inserts two of our proprietary disposable KyphX Inflatable Bone Tamps into the fractured bone and carefully inflates them with fluid using X-ray images to monitor the procedure. Surgeons can control inflation volume and pressure using our KyphX Inflation Syringe. Inflation of the balloons compacts the soft inner bone creating a cavity. When possible, this inflation also pushes the hard outer bone up toward its natural position, reducing the fracture.

The KyphX Inflatable Bone Tamps are then removed, and the surgeon chooses a bone filler material to insert into the void. Using the KyphX Bone Filler Device, the surgeon delivers the chosen bone filler material into the void under manual control and low pressure to minimize the risk of material leaks.

Once the procedure is complete, the incisions are closed typically with a small number of stitches. These procedures are usually performed in the operating room, but may also be performed in an outpatient setting. Surgeons choose local or general anesthesia based on patient health and preference and the number of fractures to be treated. The entire surgical procedure is usually performed in about one hour per fracture treated. Because the patients are often older, they are usually admitted for observation in an overnight hospital stay.

Business Strategy

Our goal is to become the recognized leader in restoring spinal function through minimally invasive therapies. In particular, the key elements of our strategy are to:

•

Establish Minimally-Invasive Surgery Using our KyphX Instruments as the Standard of Care for Spine Fracture Repair.    We intend to support clinical efforts to establish that treating spine fractures with a specific minimally-invasive surgical procedure using our KyphX instruments provides significantly better patient outcomes than the pain management focused therapies typically prescribed by physicians today.

•	Continue to Penetrate the Spine Market Using a Direct Sales Force. Our instruments are sold in the United States directly to hospitals by our experienced sales team, comprised of 70 sales consultants, 35 sales associates, 12 regional sales managers, two area directors, and a vice president. By leveraging their extensive medical device experience, our sales people are able to identify key physicians within these hospitals and provide effective customer assistance to accelerate market adoption of our instruments.

•	Educate Referring Physicians. Patients with spine fractures often are not referred to spine surgeons for treatment, but are prescribed pain management therapies. Our objective is to educate primary care physicians and other medical advisers on the use of our KyphX instruments as an alternative to conventional spine fracture treatment. We have initiated a pilot program whereby selected sales representatives will call on primary care physicians to educate them about our instruments.

•	Expand Marketing Claims. Our marketing and promotional claims currently are not permitted to include reference to bone cement, the material commonly used in the spine by surgeons when they perform spine fracture repair. We have initiated discussions with the FDA to explore least burdensome approaches to allow us to support FDA approval for the promotion of bone cement as a bone filler material in conjunction with our KyphX instruments in a specific minimally-invasive spine procedure and to determine the benefits resulting from that procedure. In Europe, we have initiated a post-marketing clinical study comparing Kyphoplasty to conventional treatments of bed rest, pain medication and bracing. We believe the results of this and other studies, if successful, will allow us to expand our marketing and third-party reimbursement efforts.

•	Establish Appropriate Levels of Physician Reimbursement. In all 50 states and in the District of Columbia, Medicare reimburses physicians for their services when they perform procedures using our instruments. We intend to use peer-reviewed physician journal articles and support from leading physicians who are familiar with the KyphX instruments to continue establishing appropriate levels of physician reimbursement.

•	Continue Revenue Growth Through New Product Acquisition and Development. Our sales force is an important asset with the capacity to sell new products that complement our KyphX Instruments including KyphX product line extensions as well as new technologies that we develop or acquire from others. In August 2002, we acquired the rights to 23 patents owned by Bonutti Research covering the use of inflatable devices for use in and around soft tissue in the spine. In February 2003, we acquired Sanatis GmbH, a privately-held developer and manufacturer of orthopedic biomaterials based in Rosbach, Germany. We intend to pursue the development and commercialization of spine products arising from these acquisitions to complement our existing KyphX instruments and leverage our spine sales force. The commercialization of products from these acquisitions as well as our own internal efforts will require research, development, and regulatory approvals and/or clearances, and may require clinical studies prior to market launch. We intend to pursue other external business development opportunities as well to help us achieve our goals.

Products

We currently sell the following instruments for use in spine fracture procedures:

Product Category	Description	Function
Bone Access Systems	Set of small disposable tools	Create working channel into fractured bone

Inflatable Bone Tamp	Disposable balloon catheter	Compact soft inner bone and push up hard outer bone

Inflation Syringe	Disposable syringe with rotating handle and pressure gauge	Inflate the KyphX Xpander Inflatable Bone Tamp

Bone Filler Device	Disposable stainless steel nozzle with inner rod and plastic handle	Deliver bone filler material into bone cavity

Bone Biopsy Device	Disposable stainless steel tube and rod	Take sample of soft bone for evaluation purposes

Bone Access Systems.    Bone Access Systems are sterile sets of small disposable surgical tools used to access and create a working channel into the fractured bone. One version contains a long guide pin, an instrument used to separate tissue and a small hand drill. In addition, it contains two small tubes through which other tools are passed and a proprietary handle that can be used with multiple KyphX tools. A second version combines the instrument used to separate tissue, the small tube through which other tools are passed and the proprietary handle into one tool. Alternative versions of this one tool can either be pushed or twisted into and through bone. All versions of the Bone Access System contain a sterile needle used to penetrate hard bone.

Inflatable Bone Tamp.    Our proprietary KyphX Xpander Inflatable Bone Tamps are disposable sterile devices that combine the functionality of a metal bone tamp with the engineering principles of medical balloon technologies. Unlike other medical balloons, however, our balloons are specially designed to be used in bone. Other currently available medical balloons are not used in bone because they are not appropriate in size, shape or durability, or are not designed to provide lifting force.

Conventional bone tamps are rigid stainless steel instruments that move fractured hard bone and compact soft bone using indirect mechanical force. While it is the goal of orthopedic surgeons to move a fractured area all at once, conventional bone tamps cannot do this without a large incision and without significant tissue and bone disruption. Unlike other bone tamps, the KyphX Xpander Inflatable Bone Tamp contains a balloon that can be placed inside a fractured bone through a narrow working channel and expanded to move fractured bone all at once. Once inside, the balloon portion of the KyphX Xpander Inflatable Bone Tamp is carefully inflated under X-ray monitoring. This inflation applies direct mechanical force to compact the soft inner bone and push up the broken hard outer bone.

Inflation Syringe.    Our KyphX Xpander Inflation Syringe is a disposable sterile device with a rotating handle and a built-in pressure gauge that precisely controls the inflation of our KyphX Xpander Inflatable Bone Tamp. The rotating handle allows the surgeon to deliver a measured volume of the fluid that inflates the balloon.

Bone Filler Device.    The KyphX Bone Filler Device is a disposable stainless steel nozzle with an inner rod and a plastic handle. Bone filler can be loaded into the nozzle and pushed into the void with the inner rod under low pressure and fine manual control.

Bone Biopsy Device.    Our KyphX Bone Biopsy Device is a disposable, stainless steel tube and rod that can be used to take biopsy samples of soft bone for further evaluation.

Clinical Studies

We have initiated a clinical study in Europe and may conduct a clinical study in the United States. Although the two studies may have several common clinical assessments and clinical end points, they are intended to serve different purposes.

The U.S. clinical study, if needed, would generate additional clinical safety and effectiveness data to support FDA approval or market clearance for a bone cement as a bone filler material that would be used in conjunction with our KyphX instruments in a specific minimally-invasive surgery for the treatment of spine fractures. This approval or market clearance would allow us to promote a specific procedure using our KyphX instruments, and allow us to expand marketing claims to include treatment benefits, depending on whether the study results are accepted. We have begun to work with the FDA to evaluate potential alternatives to a clinical trial, or least burdensome alternatives, that would form the basis for approval or clearance of bone cement. The filing of an Investigational Device Exemption, or IDE is contingent upon the outcome of our discussions with the FDA. If an IDE is required and if it is approved and the clinical study initiated, we anticipate that the study patients will be enrolled over a period of time and subsequently followed for a period of up to two years. There is no assurance that we will reach agreement with FDA on an alternate risk-based regulatory strategy and may have to seek regulatory approval to initiate clinical studies.

The primary purpose for conducting the European study is to gather local clinical data to support our sales and marketing efforts as well as to support reimbursement of our KyphX instruments in various European countries. Clinical endpoints for the European clinical study may be similar to those of the U.S. clinical study if the U.S. study is initiated. We have initiated the European study and expect to continue patient enrollment throughout 2003. We will continue to monitor these patients with the goal of using local data to support our European marketing and reimbursement efforts.

In addition to the two clinical studies referenced above, Kyphon may conduct additional IDE and/or non-significant risk clinical studies to demonstrate specific clinical outcomes related to the treatment of patients with KyphX instruments and/or alternative bone fillers.

Reimbursement

Establishing reimbursement for any new medical technology is a challenge in the current environment of cost containment, managed care and Medicare. To successfully establish reimbursement coverage, we must prove that our technology improves health outcomes, such as quality of life or functional ability, and does so in a cost-effective manner.

Payment for patient care in the United States is generally made by private insurers. These insurers act on their own behalf or under contract with the U.S. government to administer the Medicare program. Medicare covers most of the medical care expenses of individuals over the age of 64. Approximately 90% of patients with spine fractures caused by osteoporosis are covered by Medicare, while the rest are covered by private insurers. Even when patients are not covered by Medicare, private insurers often follow the coverage and payment policies of Medicare.

For inpatient fracture reduction procedures, Medicare pays the hospital a prospectively determined amount based primarily on the patient’s diagnosis and the nature of the care provided during the hospital stay. We receive payment from the hospital for our instruments, and Medicare reimburses the hospital under this reimbursement system for its costs of admitting and treating the patient, including the purchase of our instruments, under existing applicable codes. The surgeon who performs the procedure is reimbursed under a different system that is based on procedure codes, called current procedural terminology, or CPT, codes. Currently, Medicare reimburses physicians who use our KyphX instruments on a state by state basis. This form of reimbursement is not uniform across all states because there is no CPT code or associated national payment rate relating to procedures using our instruments. As a result, unless a state has a published policy regarding reimbursement, physicians must report procedures using our instruments under an unlisted CPT code, submit their bills for review and request payment based on the time, work and risk involved in the procedure. We intend to continue to use the results of future clinical studies, peer-reviewed physician journal articles, and support from leading physicians who are familiar with our KyphX instruments to further support physician reimbursement for procedures using our instruments. In addition, it is possible that medical societies familiar with the Kyphoplasty procedure will apply for the establishment of a national payment rate through a CPT code. Based on our understanding of this process, it is not anticipated that a national CPT could be established prior to 2005, if at all.

Sales and Marketing

We market and sell our KyphX instruments through a direct sales force in the United States. Our target customer base includes the approximately 3,500 physicians who perform spine surgery, including orthopedic spine surgeons and neurosurgeons.

Our U.S. sales organization is currently comprised of 77 sales territories. Each territory is managed by a spine consultant who acts as the primary customer contact. These spine consultants have extensive experience selling medical devices, generally focusing on emerging technologies. Several of the larger territories are managed with the assistance of a spine associate. The associate provides case coverage support and participates in the education of primary care physicians. Our 105 U.S. sales professionals are led by 12 regional sales managers, two area directors and a vice president of sales. We expect we will need to continue to increase the size of our sales organization in order to increase sales and market penetration and to provide the significant, ongoing level of customer support required by our sales strategy. We have initiated a pilot program whereby selected representatives will call on primary care physicians to educate them about our instruments.

Our European operations are headquartered in Belgium with direct sales organizations in a few major European countries. We anticipate continuing to build direct sales organizations in the major European countries while establishing distributor or agency arrangements in smaller ones. We intend to follow a similar model in Europe to the one established in the United States, working with internationally recognized physicians initially as we expand our training, reimbursement and selling activities.

We have initiated the sales process in selected Asia-Pacific markets. We have selected a distributor in South Korea and have begun product introduction there. During 2003, we plan to formulate our clinical and regulatory plans for Japan. In addition, we plan to consider Canada and other selected South American and Asia-Pacific countries regarding potential product registration and selling activities.

Our sales and marketing programs focus on working with leading spine surgeons to champion and educate other surgeons on the use of our instruments. Additionally, we have implemented an ongoing educational process for primary care physicians to explain the applicability and use of our instruments.

Manufacturing

We inspect, assemble, test, package and sterilize components that have been manufactured by us or to our specifications by outside contractors. We inspect each lot of components and finished instruments to determine compliance with our specifications.

We believe our manufacturing operations are in compliance with regulations mandated by the FDA and the European Union. We have been an FDA-registered and California-licensed medical device manufacturer since 1998. We obtained our CE Mark in February 2000, and our facility is ISO 9001/EN 46001/ISO 13485 certified. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Health Services, or CDHS, and these inspections may include the manufacturing facilities of our subcontractors. We have been inspected by the CDHS, the FDA and European auditors. There have been no significant audit findings as a result of these inspections. We cannot assure you that we comply with all applicable manufacturing regulations.

Most purchased components for our instruments are available from more than one supplier. There are no contractual obligations by suppliers to continue to supply to us, nor are we contractually obligated to purchase from a particular supplier. We have identified and qualified alternate suppliers for materials in our KyphX Inflatable Bone Tamp. For some of our other products, identification and qualification of alternate suppliers may take time.

We are currently increasing our manufacturing capabilities as we increase commercialization efforts. Manufacturers often experience difficulties in scaling up production, including problems with production yields and quality control and assurance. If we are unable to manufacture our instruments to keep up with demand, we would not meet expectations for growth of our business.

Research and Development

As of December 31, 2002, we had 14 employees dedicated to research and development. Through the recent acquisition of Sanatis GmbH, we have added two employees to our research and development team, whose efforts will primarily be focused on developing biomaterials for use with our instruments. The research and development group develops new products to address unmet market needs with the goal of enhancing revenue. The major focus of the group is to explore new technologies for use in orthopedic applications, including treatment of spine fractures. In addition, we intend to further develop balloon technology to treat various other bone disorders arising from trauma or cancer. We are currently developing the following products:

•	additional instruments to facilitate the use of our products in fractures that are particularly difficult to repair;

•	optimized delivery systems for bone void fillers;

•	Kyphon-branded acrylic cement or biomaterial for use as a bone void filler;

•	instruments targeted to facilitate repair in smaller vertebral bodies; and

•	balloon designs and instruments that cause a balloon to inflate differentially.

Unless an exemption is available, we will need approval or clearance from the FDA to promote or market any of these products in the United States. We cannot be certain that we will be able to obtain approval or clearance for these products.

Training

We devote significant resources to training and educating physicians in the use of our KyphX instruments. We limit our training and education of physicians to the specialized skills involved in the proper use of our instruments, because the FDA has taken the position that we may not train physicians about specific procedures in the spine. Specific procedures in which our instruments are used commonly involve bone cement to fill the void created by our instruments. Although physicians may use our instruments with bone filler material of their choice, including bone cement, the FDA has taken the position that we cannot promote the use of bone cement, or train surgeons to use bone cement, with our instruments unless bone cement is specifically approved for use in the spine. We instruct our trainers, both physician faculty consultants and employees, not to discuss the use of any bone filler material, including bone cement, with our instruments. However, if questions are posed by surgeons during training, we inform surgeons of the regulatory status of bone cement and its use with our products. Although we believe our training methods are proper, if the FDA determines that our training constitutes promotion of an unapproved use, they could request that we modify our training or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalty.

Competition

We compete with providers of non-surgical treatments, drugs to reduce pain, drugs to prevent osteoporosis, open surgical procedures and instruments for vertebroplasty. We believe the primary competitive factors that affect our instruments are cost, reimbursement status, efficacy and safety.

Osteoporosis drugs marketed and in development today generally reduce the risk of fracture by up to 70%. These drugs are made by large pharmaceutical companies such as Merck, Eli Lilly, Wyeth, Procter & Gamble, Novartis AG and Aventis Pharmaceuticals. These drugs and future drugs may further reduce the incidence of spine fractures.

We are aware of a number of major medical device companies that have developed or plan to develop instruments marketed for use with bone filler material to treat spine fractures. Competition among these companies is likely to increase the awareness and frequency of vertebroplasty and other alternative procedures.

Any products that we commercialize will be subject to intense competition. Many of our competitors and potential competitors in these markets have substantially greater financial, technical and marketing resources than we do, and they may succeed in developing products that would render our instruments obsolete or noncompetitive. In addition, many of these competitors have significantly greater experience and reputations than we do in their respective fields. Our ability to compete successfully will depend on our ability to develop proprietary instruments that reach the market in a timely manner, receive adequate reimbursement and are safer, less invasive and less expensive than alternatives available for the same condition. Current or future competitors may develop technologies and products that are more effective than ours. Because of the size of the potential market, we anticipate that companies will dedicate significant resources to developing competing procedures. Our technologies and instruments may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors.

Patents and Proprietary Technology

We believe that in order to have a competitive advantage, we must develop and maintain the proprietary aspects of our technologies. As of December 31, 2002, we had 16 issued U.S. patents, 14 issued foreign patents, 34 pending U.S. patent applications, 111 pending foreign patent applications, and 23 licensed patents.

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

In February 2003, we acquired Sanatis GmbH, a privately-held developer and manufacturer of orthopedic biomaterials based in Rosbach, Germany. Sanatis has filed four patent applications covering inventions relating to calcium cement formulations and a cement delivery technology.

We require our employees, consultants and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationships with us. We also require our employees, consultants and advisors who we expect to work on our products to agree to disclose and assign to us all inventions conceived during the work day, using our property or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Finally, our competitors may independently develop similar technologies. Because of the importance of our patent portfolio to our business, we may lose market share to our competitors if we fail to protect our intellectual property rights.

The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants into our market increases, the possibility of a patent infringement claim against us grows. While we make an effort to ensure that our products do not infringe other parties’ patents and proprietary rights, our products and methods may be covered by U.S. patents held by our competitors. In addition, our competitors may assert that future products we may market infringe their patents.

Government Regulation

Our products are medical devices subject to extensive regulation by the FDA under the Federal Food, Drug and Cosmetic Act. FDA regulations govern, among other things, the following activities that we will perform:

•	product design and development;

•	product testing;

•	product manufacturing;

•	product labeling;

•	product storage;

•	premarket clearance or approval;

•	advertising and promotion; and

•	product sales and distribution.

Each medical device that we wish to commercially distribute in the United States requires either 510(k) clearance or premarket approval from the FDA prior to marketing. Devices deemed to pose relatively less risk are placed in either class I or II, which requires the manufacturer to submit a premarket notification requesting permission for commercial distribution; this is known as 510(k) clearance. Some low-risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k)-cleared device, are placed in class III requiring premarket approval.

510(k) Clearance Pathway.    To obtain 510(k) clearance, we must submit a premarket notification demonstrating that the proposed device is substantially equivalent in intended use and in safety and effectiveness to a previously 510(k)-cleared device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for submission of premarket applications, or is a device that has been reclassified from class III to class II or I. The FDA’s 510(k) clearance pathway usually takes from three to 12 months, but it can last significantly longer.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require premarket approval. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any manufacturer’s decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) clearance or premarket approval. The FDA can also require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or premarket approval is obtained.

Our KyphX Inflatable Bone Tamp currently has 510(k) clearance for use as a conventional bone tamp for the reduction of fractures and/or the creation of a void in cancellous bone in the spine, hand, tibia, radius and calcaneus. The KyphX Xpander Inflatable Bone Tamp is marketed pursuant to the 510(k) clearance for the KyphX Inflatable Bone Tamp. The KyphX Inflation Syringe and 11 Gauge Bone Access Needle are 510(k)-

cleared products that we currently obtain from contract suppliers. We believe our KyphX Introducer Tool Kit, Osteo Introducer System, Advanced Osteo Introducer, Advanced Osteo Introducer System, Bone Biopsy Device, and KyphX Bone Filler Device, when sold as manual orthopedic surgical instruments, are exempt from clearance or approval requirements. Our products are not cleared for any specific surgical procedure or for use with bone cement in the spine. Our current 510(k) clearance does not permit us to promote any particular benefits obtained by using our instruments in surgery. Before we can promote the use of bone cement in the spine or promote benefits experienced by patients following procedures in which our instruments are used, we need to reach agreement with FDA on the data required and the regulatory pathway to follow. That agreement may result in the need to conduct one or more clinical studies to support any or all of the marketing applications.

In October 2000, we received a warning letter from the FDA challenging our promotional claims that we were making for our KyphX instruments. In that letter and subsequently, the FDA took the position that our initial 510(k) clearance for the KyphX Inflatable Bone Tamp did not permit us to promote the product for use in any specific sites in the body or for any specific surgical procedures. The FDA also maintained we could not promote any clinical benefits for our products until we submitted and obtained additional regulatory approvals.

After discussions and correspondence with the FDA, we agreed to abide by these restrictions and revised our promotional campaign accordingly. Subsequently, we obtained our current 510(k) clearance to promote the KyphX Inflatable Bone Tamp as a conventional bone tamp in the reduction of fracture and/or creation of a void in cancellous bone in the spine, hand, tibia, and calcaneus. Therefore, at the present time, we do not promote any treatment benefit of, or promote, or train physicians in, any specific surgical procedures involving the use of our instruments or the use of our instruments with bone cement in the spine. In order to do so, we must reach agreement with FDA on whether further marketing applications are needed, and whether additional clinical data must be generated to support such applications. We have no basis on which to assume that an agreement will be reached without the need to do a study and/or file an IDE application, and we do not know whether such an IDE application if required will be approved in a reasonable time, if at all. The failure to obtain FDA approval of treatment benefits using our cleared products in specific procedures may significantly impair our ability to promote our products.

The FDA recently published a Public Health Web Notification entitled “Complications Related to the Use of Bone Cement in Vertebroplasty and Kyphoplasty Procedures.” The notification described complications relating to the use of bone cement in those procedures and indicated that the FDA was working with appropriate professional organizations and manufacturers of orthopedic devices to consider the regulatory options available to evaluate the long-term safety and effectiveness of bone cement in vertebroplasty and kyphoplasty procedures. Our discussions with FDA on the least burdensome alternatives have focused on those options.

Premarket Approval.    A premarket approval application, or PMA, must be submitted if the device cannot be cleared through the 510(k) process. A PMA must normally be supported by extensive data including, but not limited to, technical, preclinical, clinical studies, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device.

After a PMA is filed, the FDA begins an in-depth review of the submitted information, which generally takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of the information already provided. Also, in many cases, an advisory panel of experts from outside the FDA will be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with quality system regulations. New PMAs or PMA supplements are required for significant modifications to the manufacturing process, labeling and design of a device that is approved through the premarket approval process. PMA supplements in certain circumstances require submission of the same type of information as that contained in an original PMA, but limited in scope to the changes from the device covered by the original premarket approval. PMA supplements may not require extensive clinical data or review of the application by an advisory panel. We expect that any clinical benefit claims we wish to make about the KyphX instruments may require the submission and approval of a PMA by the FDA before we can make any such claims. We also believe that a premarket approval may be necessary before we can promote the use of bone cement or other bone filler material in conjunction with our KyphX instruments in any surgical procedure. The present discussion regarding alternative risk-based regulatory requirements reflecting the least burdensome concept could alter the need for a PMA, but we can provide no assurance that our discussions with the FDA will provide that result.

We cannot assure you that any future premarket approval submissions will be approved by the FDA in a timely fashion, if at all.

Clinical Studies. Clinical studies are almost always required to support a premarket application and are sometimes required for a 510(k) premarket notification. These studies may require submission of an application for an Investigational Device Exemption, or IDE. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specific number of patients unless the product is deemed a nonsignificant risk device eligible for more abbreviated IDE requirements. Clinical studies for significant risk devices may begin once the IDE application is approved by the FDA and the appropriate institutional review boards at the clinical trial sites.

Any clinical studies we sponsor must be conducted in accordance with FDA regulations. These clinical studies will require that we submit, and obtain FDA approval of, an IDE prior to commencing clinical studies. The results of any clinical studies we do conduct may not be sufficient for us to obtain any additional clearances or approvals or to support additional marketing claims for our KyphX instruments.

Postmarket.    After a device is placed on the market, numerous regulatory requirements apply. These include:

•	the Quality System regulations, which require manufacturers to follow elaborate testing, control, documentation and other quality assurance procedures during the manufacturing process;

•	the Medical Device Reporting regulation, which requires that manufacturers report to the FDA instances where their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur; and

•	FDA regulations that prohibit the promotion of medical devices for unapproved or “off-label” uses.

We are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. If the FDA finds that we have failed to comply, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions including:

•	fines, injunctions, and civil penalties;

•	recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our requests for 510(k) clearance or premarket approval of new products;

•	withdrawing 510(k) clearance or premarket approvals already granted; and

•	criminal prosecution.

The FDA also has the authority to require us to repair, replace or refund the cost of any medical device that we have manufactured or distributed in certain circumstances.

International.    International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. The primary regulatory authority in Europe is that of the European Union, or EU, which consists of 15 countries encompassing most of the major countries in Europe. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the EU with respect to medical devices. The EU has adopted numerous directives and standards regulating the design, manufacture, clinical trial, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body.” This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product. An assessment by a Notified Body in one country within the EU is required in order for a manufacturer to commercially distribute the product throughout the EU. During this process, we must demonstrate compliance with designated manufacturing and quality requirements known as the “ISO” requirements.

We have obtained CE Marking permitting us to commercialize our current products in Europe. We are in the process of obtaining CE Marking with regard to a calcium phosphate biomaterial that we acquired with the acquisition of Sanatis GmbH. We have certification of our manufacturing facilities to ISO 9001/EN46001 quality system requirements. We had our annual inspection in February 2003 with no non-compliance reports issued, continuing our facility as ISO 9001/EN46001 certified. While no additional premarket approvals in individual EU countries are required, prior to marketing of a device bearing the CE Mark, practical complications with respect to market introduction may occur. For example, differences among countries have arisen with regard to labeling requirements.

Employees

As of December 31, 2002, we had a total of 305 employees, with 58 people in operations, 14 people in research and development, 148 people in sales and sales administration, 33 people in general and administrative, 22 people in clinical and regulatory, 23 people in marketing and professional education, and 7 people in reimbursement. None of our employees is represented by a labor union, and we believe our employee relations are good.

Available Information

We are subject to the reporting requirements under the Securities Exchange Act of 1934. Consequently, we are required to file reports and information with the Securities and Exchange Commission (SEC), including reports on the following forms: annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports and other information concerning the company may be accessed through the SEC’s website at http://www.sec.gov.

You may also find on our website at http://www.kyphon.com electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such filings are placed on our website as soon as reasonably possible after they are filed with the SEC.

Risk Factors Affecting Operations and Future Results

Risks Related to Our Business

Unless we obtain additional FDA approvals, or otherwise reach agreement with the FDA on an alternate risk-based regulatory strategy, we will not be able to promote the use of our instruments in specific surgical procedures or the benefits of any surgical procedures (including procedures involving bone cement) using our instruments in the United States, and our ability to grow our business could be harmed.

In October 2000, we received a warning letter from the FDA challenging the promotional claims that we were making for our KyphX instruments. It was the FDA’s position that our regulatory clearance for the KyphX Inflatable Bone Tamp did not permit us to promote the product for use in any specific sites in the body, or for any specific surgical procedures. The FDA also stated that we could not promote any clinical benefits of surgical procedures using our instruments until we obtained additional regulatory approvals related to the benefits. After discussions and correspondence with the FDA, we agreed to abide by these restrictions and revised our promotional campaign accordingly. Subsequently, we obtained our current 510(k) clearance to promote the KyphX Inflatable Bone Tamp as a conventional bone tamp in the reduction of fracture and/or creation of a void in cancellous bone in the spine, hand, tibia, and calcaneus. In order to promote the use of our devices in specific sites, for specific procedures and with certain resultant patient benefits, we must reach agreement with the FDA on whether further market clearances or approvals are needed and whether additional clinical data must be generated to support such clearance or approval. We have no basis on which to assume that an agreement will be reached without the need to conduct a clinical study and file one or more regulatory applications. If such an application or applications are filed, we can provide no assurance that they will be approved in a timely fashion, if at all. If we fail to obtain these additional necessary regulatory approvals, our ability to generate revenues may be harmed.

If the FDA finds that bone cement should not be used in the spine, our ability to sell and promote our instruments would be harmed, and our exposure to product liability litigation could increase.

In October 2002, the FDA published a Public Health Web Notification entitled “Complications Related to the Use of Bone Cement in Vertebroplasty and Kyphoplasty Procedures.” The notification states that reported complications related to vertebroplasty and kyphoplasty procedures, such as soft tissue damage and nerve root pain and compression, have resulted from leakage of bone cement, and that other complications include pulmonary embolism, respiratory and cardiac failure and death had been reported. The notification is subject to potential future revision at the sole discretion of the FDA. The content of a revised notification can not be predicted. The notification indicates that the FDA is working with appropriate professional organizations and manufacturers of orthopedic devices to consider the regulatory options available to evaluate the long-term safety and effectiveness of bone cement in vertebroplasty and kyphoplasty procedures. The notification requests that the healthcare community follow established procedures for reporting of deaths or serious injuries resulting from the use of medical devices, including bone cement. The notification, itself, may raise concerns with our customers, potential customers and reimbursement organizations, which could impact our ability to sell and promote our instrument. An increase in reports of deaths or serious injuries could lead to the FDA issuing safety alerts, health advisories, or FDA-mandated labeling changes restricting use of our instruments, including new warnings regarding their use or contraindicating their use with bone cement. In addition, increased reporting of adverse events would expose us to product liability litigation, and our current insurance coverage limits may not be adequate. Product liability insurance is expensive and may not be available to us in the future on acceptable terms, if at all.

In the United States, we are not permitted to promote, or train physicians in, the use of our KyphX instruments with bone cement in the spine, unless we obtain additional FDA approvals or otherwise reach agreement with FDA on limited training and promotion.

As the FDA’s position is that we may not train physicians about specific procedures in the spine, we limit our training and education of physicians to the specialized skills involved in the proper use of our instruments.

Although physicians may use our instruments with bone filler material of their choice, including bone cement, the FDA has taken the position that we cannot promote the use of bone cement, or train surgeons to use bone cement, with our instruments unless bone cement is specifically approved for use in the spine with our instruments. We instruct our trainers, both physician faculty consultants and employees, not to discuss the use of any bone filler material, including bone cement, with our instruments. However, they may respond to unsolicited questions about bone cement that are raised by physician participants during a training program. Although we believe our training methods are proper, if the FDA determines that our training constitutes promotion of an unapproved use, they can request that we modify our training or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalty.

If we are unable to obtain U.S. regulatory approval to market the use of bone cement for use with our instruments in spine fracture surgery or to document resulting benefits, or reach agreement with FDA on an alternate risk-based regulatory framework governing such claims, our future competitive position and revenue may be harmed.

We may need to seek regulatory approval to initiate a clinical study designed to support FDA approval for the use of bone cement as a bone filler material in conjunction with our cleared instruments in a specific minimally-invasive spine procedure. There are many risks associated with conducting the clinical study, including our ability to:

•	obtain FDA approval of our study protocol;

•	enroll patients;

•	avoid adverse patient outcomes; and

•	demonstrate safety and efficacy.

Any of these factors could delay, limit or prevent our successful completion of a clinical study and our regulatory approval. If we are unable to obtain FDA approval for the use of bone cement with our KyphX instruments in spine surgery, our future competitive position and revenues may be harmed.

Our failure to obtain or maintain necessary regulatory clearances or approvals could hurt our ability to commercially distribute and market our KyphX instruments.

Our KyphX instruments are considered medical devices and are subject to extensive regulation in the United States and in foreign countries where we intend to do business. Unless an exemption applies, each medical device that we wish to market in the United States must first receive either 510(k) clearance or premarket approval from the FDA. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may take longer. The premarket approval process generally takes from one to three years from the time the application is filed with the FDA, but it can be significantly longer and can be significantly more expensive than the 510(k) clearance process. Although we have obtained 510(k) clearance for the KyphX Inflatable Bone Tamp to help repair fractures in specific sites in the spine, hand, leg, arm and heel, our 510(k) clearance can be revoked if safety or effectiveness problems develop. We also may be required to obtain 510(k) clearance or premarket approval to market additional instruments or for new indications for our KyphX instruments. Before we can market any bone cement product for use with our instruments in spine surgery, we must first obtain regulatory approval. We cannot be certain that we would obtain 510(k) clearance or premarket approval in a timely manner or at all. Delays in obtaining clearances or approvals may adversely affect our revenue and future profitability.

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

Our manufacturing processes and those of our suppliers are required to comply with the FDA’s Quality System regulations, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our instruments. The FDA enforces its Quality System regulations through periodic unannounced inspections. The FDA conducted an inspection of our manufacturing facility in May 2002 and the FDA inspector made a single observation. We responded to the FDA in June 2002. There has been no further correspondence from the FDA regarding the inspection. If we fail a Quality System inspection, our operations could be disrupted and our manufacturing delayed. Failure to take adequate corrective action in response to an adverse Quality System inspection could force a shut-down of our manufacturing operations and/or a recall of our instruments, which would cause our instrument sales and business to suffer.

We have limited operating experience and a history of net losses and may never achieve or maintain profitability.

We have a limited operating history upon which you can evaluate our business. We commenced commercial sales of our KyphX instruments in May 2000. We have incurred losses every year since we began operations. In particular, we incurred losses of $17.7 million in 2000, $17.8 million in 2001 and $15.3 million in 2002. As of December 31, 2002, we had an accumulated deficit of approximately $60.0 million. Even if we are able to increase revenue from our instrument sales, we may have operating losses based on our plans to expand our sales and marketing efforts, both domestically and internationally, and devote substantial resources to our continuing research and development efforts and clinical studies. It is possible that we will never generate sufficient revenues from instrument sales to achieve profitability.

If reimbursement for the procedures using our instruments becomes difficult to obtain or is not available in sufficient amounts, our instruments may not be widely adopted.

In some cases, physicians performing a procedure using our instruments have not been reimbursed. Widespread adoption of our instruments by the medical community is unlikely to occur if physicians do not receive sufficient reimbursement from payors for their services in performing the procedures using our instruments. Currently, there is no specific procedure code under which reimbursement to physicians is available for procedures performed using our KyphX instruments. Physicians must report procedures using our instruments under an unlisted current procedural terminology, or CPT, code, and hospitals receive reimbursement for an inpatient stay. Physicians have obtained reimbursement from Medicare for the use of our products in all 50 states and in the District of Columbia. Until a specific CPT code is granted, physician reimbursement from Medicare may be difficult to obtain in some states. Future regulatory action by a government agency or negative clinical results may diminish reimbursement coverage for both the physician and hospital. Finally, reimbursement differs from state to state, and some states may not reimburse for a procedure in an adequate amount. If physicians are unable to obtain adequate reimbursement for procedures in which our KyphX instruments are used, we may be unable to sell our instruments and our business could suffer.

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

We are dependent upon outside suppliers to provide us with our KyphX Inflation Syringe, as well as other key components necessary for the manufacture of our products. Generally we obtain components through purchase orders rather than long-term supply agreements and do not maintain large volumes of inventory, the disruption or termination of the supply of components could lead to:

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

Our direct sales organization has increased from 31 employees in October 2000 to 130 employees in December 2002. The growth that we have experienced, and in the future may experience, provides challenges to our organization, requiring us to rapidly expand our personnel and manufacturing operations. We may not be able to hire sufficient personnel to meet our growth goals. As a result, our failure to recruit additional sales personnel may result in our inability to meet our projections. Future growth may strain our infrastructure, operations, product development and other managerial and operating resources. If our business resources become strained, we may not be able to deliver instruments in a timely manner.

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

We believe that the proprietary technology embodied in our instruments and methods gives us a competitive advantage. Maintaining this competitive advantage is important to our future success. We rely on patent protection, as well as on a combination of copyright, trade secret and trademark laws, to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our patents may be challenged, invalidated or circumvented by third parties. Our patent applications may not issue as patents at all or in a form that will be advantageous to us. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees and current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. If our intellectual property rights are not adequately protected, we may be unable to keep other companies from competing directly with us, which could result in a decrease in our market share. Enforcement of our intellectual property rights to prevent or inhibit appropriation of our technology by competitors can be expensive and time-consuming to litigate or otherwise dispose of and can divert management’s attention from our core business.

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

Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate or otherwise dispose of and can divert management’s attention from our core business. In addition, if we lose an intellectual property litigation matter, a court could require us to pay substantial damages and/or royalties and/or prohibit us from using essential technologies. Also, although we may seek to obtain a license under a third party’s intellectual property rights to bring an end to any claims or actions asserted or threatened against us, we may not be able to obtain a license on reasonable terms or at all.

We may become involved in litigation to protect our intellectual property rights.

We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights to protect these rights or further determine the scope and validity of our intellectual property protection. These claims could result in costly litigation and the diversion of management attention and resources away from our business.

Risks Related to the Public Market

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders together control approximately 62.6% of our outstanding common stock as of March 14, 2003. If these stockholders act together, they will be able to control our management and affairs in all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

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

ITEM 2.    PROPERTIES

Our operations are headquartered in a 42,500 square foot building in Sunnyvale, California. This facility is leased through March 2005 with an option to renew through 2010. We are actively looking at larger facilities and may move to a larger facility during 2003.

ITEM 3.    LEGAL PROCEEDINGS

We are not a party to any material litigation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

We had our initial public offering on May 17, 2002. Our Common Stock is traded on the NASDAQ National Stock Market under the symbol “KYPH”. The following table shows the high and low closing sale prices of our Common Stock for each quarterly period since the date of our initial public offering as reported on the Nasdaq National Stock Market:

	2002
	High	Low
Second quarter (from May 17, 2002)	$19.30	$14.58
Third quarter	$16.28	$10.50
Fourth quarter	$12.88	$6.87

As of March 14, 2003, the closing price of our Common Stock on the NASDAQ National Stock Market was $10.48 per share, and the number of registered stockholders on record was 265.

Since our incorporation, we have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

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

Of the $94.9 million in net offering proceeds, through December 31, 2002, we have used $14.2 million for repayment of outstanding convertible promissory notes held by affiliates, plus accrued interest; $27.6 million for sales and marketing initiatives to support the ongoing commercialization of our KyphX instruments; $3.3 million for support of clinical studies and reimbursement efforts; $2.9 million for product research and development; $6.7 million for general corporate purposes and $12.3 million for the strategic acquisition of third party technology. All amounts represent estimates of direct or indirect payments of amounts to third parties. In addition, we have invested $24.7 million in debt securities. We are currently investing the remaining net proceeds from the offering for future use as additional working capital. Such remaining net proceeds have been invested in money market funds.

The Board of Directors approved a stock repurchase program on November 7, 2002 pursuant to which up to 2,000,000 shares of our outstanding common stock may be repurchased from time to time. The duration of the repurchase program is open-ended. Under the program, we may purchase shares of common stock through open market transactions at prices deemed appropriate by management. The purchases will be funded from available working capital. As of December 31, 2002, we had repurchased 30,000 shares pursuant to this repurchase program.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following tables reflect selected consolidated financial data derived from our consolidated financial statements for each of the last five years. The consolidated statement of operations data for the years ended December 31, 2002, 2001 and 2000, and the consolidated balance sheet data as of December 31, 2002 and 2001 are derived from our audited consolidated financial statements included in this report. The consolidated statement of operations data for the years ended December 31, 1999 and 1998, and the consolidated balance sheet data as of December 31, 2000, 1999 and 1998 are derived from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of future results. The selected financial data set forth below should be read in conjunction with our financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$76,316	$36,073	$6,076	$261	$—
Cost of goods sold	10,416	8,108	3,606	519	—

Gross profit (loss)	65,900	27,965	2,470	(258)	—

Operating expenses:
Research and development	10,145	7,859	4,516	1,996	1,694
Sales and marketing	43,509	27,891	11,399	1,264	87
General and administrative	12,540	9,720	5,343	1,875	872
Purchased in-process research and development	12,250	—	—	—	—

Total operating expenses	78,444	45,470	21,258	5,135	2,653

Loss from operations	(12,544)	(17,505)	(18,788)	(5,393)	(2,653)
Interest income (expense) and other, net	(2,794)	(309)	1,086	222	10

Net loss	$(15,338)	$(17,814)	$(17,702)	$(5,171)	$(2,643)

Net loss per common share, basic and diluted	$(0.63)	$(9.06)	$(15.55)	$(12.96)	$(14.11)

Weighted-average shares used in computing net loss per common share, basic and diluted	24,405	1,967	1,139	399	187

	As of December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$71,091	$3,352	$8,898	$25,318	$8,123
Working capital (deficit)	83,504	(5,623)	10,213	24,725	7,632
Total assets	101,524	18,287	15,195	26,292	8,637
Convertible promissory notes	—	12,000	—	—	—
Long-term obligations, net	—	43	132	209	308
Redeemable convertible preferred stock	—	38,024	38,024	34,156	11,718
Deferred stock-based compensation, net	(11,947)	(16,082)	(6,781)	(768)	—
Total stockholders' equity (deficit)	91,514	(37,667)	(25,134)	(9,014)	(3,917)

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included in Item 8 of this Form 10-K. This discussion contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of selected factors, including those set forth below under “Risk Factors Affecting Operations and Future Results”.

Overview

We develop medical devices to restore spinal anatomy using minimally invasive technology. Currently, our KyphX instruments consist of our KyphX Inflatable Bone Tamp, KyphX Inflation Syringe, KyphX Bone Access Systems, KyphX Bone Filler Device, and our KyphX Bone Biopsy Device. Our KyphX Inflatable Bone Tamp currently has 510(k) clearance for use as a conventional bone tamp for the reduction of fractures and/or the creation of a void in cancellous bone in the spine, hand, tibia, radius and calcaneus. The KyphX Xpander Inflatable Bone Tamp is marketed pursuant to the 510(k) clearance for the KyphX Inflatable Bone Tamp. The KyphX Inflation Syringe and 11 Gauge Bone Access Needle are 510(k)-cleared products that we currently obtain from a contract supplier. We believe our KyphX Introducer Tool Kit, KyphX Osteo Introducer System, KyphX Advanced Osteo Introducer, KyphX Advanced Osteo Introducer System, KyphX Bone Biopsy Device, and KyphX Bone Filler Device, when sold as manual orthopedic surgical instruments, are exempt from clearance or approval requirements. In May 2000, we commenced full commercial introduction of our KyphX instruments. From inception to December 31, 2002, we recognized $118.7 million in revenue from sales of our products.

Since inception, we have been unprofitable. We incurred net losses of approximately $17.7 million in 2000, $17.8 million in 2001 and $15.3 million in 2002. As of December 31, 2002, we had an accumulated deficit of approximately $60.0 million. Activities related to commercializing our KyphX instruments, enhancing physician reimbursement and initiating clinical studies, together with our general and administrative expenses, will cause our expenses to increase. As we proceed with commercialization, we will require additional sales and marketing resources, data from proposed clinical studies and greater physician reimbursement acceptance by payors.

We currently market our instruments in the United States through a direct sales organization to physicians who perform spine surgery, including orthopedic spine surgeons and neurosurgeons. We have European operations headquartered in Belgium. We sell directly in some European countries and use distributors and agents in other European countries and in South Korea.

Our future growth depends on increased penetration of our current market and on identifying new markets in which we can leverage our minimally invasive technology. To the extent any current or additional markets do not materialize or grow in accordance with our expectations, our sales could be lower than expected. Surgeons typically use bone cement to fill the void created in a vertebral body by our instruments. The FDA recently published a Public Health Web Notification entitled “Complications Related to the Use of Bone Cement in Vertebroplasty and Kyphoplasty Procedures.” The notification highlighted various safety concerns and indicates that the FDA is working with appropriate professional organizations and manufacturers of orthopedic devices to consider the regulatory options available to evaluate the long-term safety and effectiveness of bone cement in vertebroplasty and kyphoplasty procedures.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including those related to accounts receivables, inventories, other intangibles and income taxes. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Revenue from product sales is recognized upon receipt of a valid purchase order, shipment of the products to customers and when collection of the receivables is deemed probable. We maintain an accounts receivable allowance for an estimated amount of losses that may result from customers’ inability to pay for product purchased. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We write down our inventories by estimating the potential for future loss based on a variety of factors, including the quantity of particular items, their prospect for replacement or obsolescence, the remaining shelf life and the difference between cost and market. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

We have established a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We account for income taxes under the provisions of Statement of Financial Accounting Standards, or SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Purchase accounting requires extensive accounting estimates and judgments to allocate the purchase price between in-process research and development, other identifiable intangible assets, tangible assets, and goodwill as required by generally accepted accounting principles in the United States. Purchased in-process research and development is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to in-process research and development and other intangible assets requires us to make significant estimates. The amount of the purchase price allocated to purchased in-process research and development and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For purchased in-process research and development, these methodologies include consideration of the risk of the project not achieving commercial feasibility.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (“SFAS No. 141”), “Business Combinations,” and SFAS No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the purchase method of accounting for all business combinations after June 30, 2001 and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. SFAS No. 142 requires that goodwill and other intangibles determined to have an indefinite life are no longer to be amortized but are to be tested for impairment at least annually. We have adopted SFAS No. 142 as of January 1, 2002. We will evaluate goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. We will also evaluate other intangible assets for impairment when impairment indicators are identified. In assessing the recoverability of the goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These estimates include forecasted revenues, which are inherently difficult to predict. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. Property, equipment, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue.

Results of Operations

Comparison of years ended December 31, 2002, 2001 and 2000

Net Sales.    Net sales generated from sales of our products were $76.3 million, $36.1 million, and $6.1 million in 2002, 2001 and 2000, respectively. The increases in net sales resulted from an increase in the number of trained physicians as well as an increase in the number of procedures performed by trained physicians. In 2002, 2001 and 2000, 93%, 98% and 98%, respectively, of net sales were recognized in the United States. No customer accounted for more than 10% of total net sales in 2002, 2001 and 2000.

Cost of Goods Sold.    Cost of goods sold consists of material, labor, subcontract, and overhead costs. Cost of goods sold were $10.4 million, $8.1 million and $3.6 million in 2002, 2001 and 2000, respectively. As a percentage of net sales, cost of goods sold were 14%, 22%, and 59% in 2002, 2001 and 2000, respectively. The decrease is a result of fixed overhead costs being spread over increased production volume and decreased unit costs, primarily as we switched to lower cost metal part suppliers and eliminated cleaning operations. The increase in cost of goods sold over the years from 2000 to 2002 resulted primarily from increased material, labor, subcontract, overhead costs and inventory provisions associated with increased sales volume of our products. We continue to expect cost of goods sold to increase as our sales grow.

Research and Development.    Research and development expenses consist of costs of product research, product development, regulatory and clinical functions and personnel. Research and development expenses were $10.1 million, $7.9 million and $4.5 million in 2002, 2001 and 2000, respectively. The increase in research and development expenses in 2002 from 2001 was primarily attributable to increased personnel costs of $1.0 million, increased amortization of deferred stock-based compensation of $832,000 and increased product testing and development expenditures of $429,000. The increase in 2001 from 2000 was primarily attributable to increased clinical trial consulting costs of $1.3 million, increased amortization of deferred stock-based compensation of $752,000, increased personnel costs of $728,000, increased product testing and development expenditures of $321,000 and increased facilities expenses of $223,000. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will increase in the future.

Sales and Marketing.    Sales and marketing expenses consist of costs for personnel, physician training programs and marketing activities. Sales and marketing expenses were $43.5 million, $27.9 million and $11.4 million in 2002, 2001 and 2000, respectively. The increase in sales and marketing expenses in 2002 from 2001 related primarily to a $9.2 million increase in the costs of hiring, training and compensating additional direct selling representatives, increased expenditures related to advertising, promotion, trade shows and market research activities of $2.6 million, increased sales travel expenses of $1.5 million, and increased amortization of deferred stock-based compensation of $1.1 million. The increase in sales and marketing expenses in 2001 from 2000 related primarily to increased personnel costs of $8.2 million, increased physicians training costs of $1.6 million, increased advertising and promotional activities of $1.6 million and increased amortization of deferred stock-based compensation of $644,000. As we continue to commercialize our KyphX instruments, we expect to significantly increase our sales and marketing efforts and expenditures.

General and Administrative.    General and administrative expenses consist of personnel costs, professional service fees, expenses related to intellectual property rights and general corporate expenses. General and administrative expenses were $12.5 million, $9.7 million and $5.3 million in 2002, 2001 and 2000, respectively. The increase in general and administrative expenses in 2002 from 2001 resulted primarily from increased personnel costs of $1.0 million, including $500,000 in accrued severance cost, increased miscellaneous taxes, licenses and insurance expenditures of $1.0 million and increased legal, public company expenses, accounting and consulting fees of $845,000 offset partially by decreased amortization of deferred stock-based compensation of $910,000. The increase in general and administrative expenses in 2001 from 2000 resulted primarily from increased personnel costs of $2.2 million related to our growth in operations and amortization of deferred stock-based compensation of $2.2 million offset by reduced expenditures. We expect general and administrative expenses to increase in the future as we add personnel, continue to expand our patent portfolio and incur reporting and investor-related expenses as a public company.

Purchased In-Process Research and Development.    In August 2002, we entered into a patent sublicense agreement with Bonutti Research Inc. for the exclusive right to 23 U.S. patents issued to Dr. Peter Bonutti. Under the terms of the agreement, we acquired the exclusive right to develop minimally-invasive balloons and related products for use within joints, ligaments, tendons, or cartilage in the spine and the co-exclusive right to develop minimally-invasive balloons and related products for use in orthopedic applications in joints, ligaments, cartilage, nerves or tendons outside of the spine. We paid $12.3 million in cash for the rights, all of which was immediately expensed to purchased in-process research and development in August 2002. The acquisition cost was immediately expensed to operations as the technology acquired will be used to develop products that have not been approved for sale by regulatory authorities, and the in-process projects to which the patents may apply had not yet reached technological feasibility and had no alternative future uses.

Other and Interest Income (Expense), Net.    Other and interest income (expense), net, were ($2.8) million, ($309,000), and $1.1 million in 2002, 2001 and 2000, respectively. The decrease in other and interest income, net in 2002 from 2001 includes non-cash interest expense of $3.1 million related to the beneficial conversion feature and the fair value of warrants issued in connection with the convertible promissory notes. In addition, increased interest expense resulted from outstanding convertible promissory notes offset partially by increased interest income from higher cash, cash equivalent and investments balances resulting from the proceeds of our initial public offering. Other and interest income (expense), net, decreased in 2001 from 2000 due to lower cash, cash equivalent and short-term investment balances and increased interest expense associated with outstanding convertible promissory notes.

Deferred Stock-Based Compensation

We recorded deferred stock-based compensation for financial reporting purposes as the difference between the exercise price of options granted to employees and the deemed fair value of our common stock at the time of grant. Deferred stock-based compensation is amortized to cost of goods sold, research and development expense, sales and marketing expense and general and administrative expense. Deferred stock-based compensation recorded through December 31, 2002 was $20.6 million, with accumulated amortization of $9.4 million. The remaining $11.2 million will be amortized over the vesting periods of the options, generally four years from the date of grant. All option amounts are being amortized using a straight-line method. We expect to record amortization expense for deferred stock-based compensation as follows:

Year	Amount
2003	$4.6 million
2004	$3.8 million
2005	$2.6 million
2006	$0.2 million

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. In connection with the grant of stock options to non-employees, we recorded deferred stock-based compensation of $4.2 million through December 31, 2002, of which $3.5 million has been amortized to expense as of December 31, 2002.

Income Taxes

Realization of deferred tax assets is dependent upon the uncertainty of the timing and amount of future earnings, if any. Accordingly, full deferred tax asset valuation allowances have been established as of December 31, 2002 and 2001 to reflect these uncertainties.

At December 31, 2002, we had approximately $28,500,000 and $24,400,000 in federal and state net operating loss carryforwards, respectively, to reduce future taxable income. The federal and state carryforwards have expiration dates beginning in 2012 and 2003, respectively, in each case if not utilized.

At December 31, 2002, we had research and development tax credits carryforwards of approximately $688,000 and $652,000 for federal and state income tax purposes, respectively. If not utilized, the federal research and development tax credit carryforwards will expire beginning in 2012. The state research and development tax credit can be carried forward indefinitely.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. Ownership changes, as defined, occurred on August 8, 1996, December 14, 1999 and May 17, 2002. In accordance with Internal Revenue Code Section 382, utilization of the carryforwards is subject to annual limitation. The annual limitation will not result in the expiration of net operating losses prior to utilization.

At December 31, 2002, we had approximately $300,000 of net operating losses in Belgium, which can be carried forward indefinitely, absent any changes in control.

Liquidity and Capital Resources

In May 2002, we received net proceeds of $94.9 million from our initial public offering of common stock. From inception through June 2001, we raised $38.0 million through private sales of redeemable convertible preferred stock. From July 2001 through February 2002, pursuant to a loan agreement, we issued to affiliates $14.0 million in promissory notes, all of which have either been repaid or converted into common stock. As of December 31, 2002, we had $49.9 million of cash and cash equivalents, $24.4 million of investments, and working capital of $83.5 million.

Cash Provided by (Used in) Operating Activities.    Net cash provided by operating activities was $937,000 in 2002 attributable primarily to the add back of $12.3 million write-off of in-process research and development charge, non-cash charges related to $6.3 million amortization of deferred stock-based compensation, and $3.1 million of non-cash interest expense offset partially by net loss of $15.3 million, and increases in accounts receivable and inventories due to increased sales. Net cash used in operations was $13.0 million in 2001 and $18.3 million in 2000. For 2001 and 2000, cash used in operations were attributable primarily to net losses after adjustment for non-cash charges related to depreciation and amortization of deferred stock-based compensation, and increases in accounts receivable and inventories as we increased our net sales. These increases in use of cash in operations were offset in part by increases in accounts payable, accrued compensation and other accrued liabilities as we increased our operating expenses.

Cash Used in Investing Activities.    Net cash used in investing activities was $39.5 million, $1.6 million and $799,000 in 2002, 2001 and 2000, respectively. Cash used in investing activities reflected purchases of property and equipment for all periods. During 2002, cash used for investing activities reflected the purchases of investments of $24.7 million and payment of $12.3 million in connection with the patent sublicense agreement. During 2000, cash used in investing activities also reflected net purchases of short-term investments.

Cash Provided by Financing Activities.    Net cash provided by financing activities was $85.0 million, $9.1 million and $4.0 million in 2002, 2001 and 2000, respectively. Cash provided during 2002 was attributable primarily from proceeds of $94.9 million from issuing common stock in our initial public offering partially offset by repayment of convertible promissory notes of $13.3 million. Cash provided during 2001 was primarily from the proceeds of convertible promissory notes. Cash provided during 2000 was primarily from proceeds from the issuance of redeemable convertible preferred stock.

Convertible Promissory Notes.    Between July 2001 and February 2002, we raised $13.3 million through the sale of convertible promissory notes to several of our affiliates pursuant to a loan agreement. We repaid the outstanding principal and accrued interest upon the closing of our initial public offering. In addition, in November 2001, we raised $700,000 through the sale of a convertible promissory note to one affiliate pursuant to the same loan agreement. The principal and accrued interest due on this note automatically converted into 49,090 shares of our common stock at the initial public offering price of $15.00 per share. As required by the terms of the loan agreement, upon the closing date of our initial public offering, we issued warrants exercisable for an aggregate of 99,334 shares of our common stock at an exercise price of $0.01 per share to the holders of the convertible promissory notes. As of December 31, 2002, warrants for an aggregate of 64,070 shares of our common stock remained outstanding and exercisable.

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

The following table describes our commitments to settle contractual obligations in cash related to our facility lease not recorded on the balance sheet as of December 31, 2002 (in thousands):

Years Ending December 31,
2003	$1,189
2004	1,231
2005	310

Total contractual cash obligations	$2,730

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

Recent Accounting Pronouncements

In April of 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002. Under SFAS No. 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions Relating to Extraordinary Items.” SFAS No. 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. We believe that the adoption of SFAS No. 145 will not have a material impact on our consolidated financial position or our results of operations.

In June of 2002, the FASB issued SFAS No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143, “Accounting for Asset Retirement Obligations,” and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We believe that the adoption of SFAS No. 146 will not have a material impact on our consolidated financial position or our results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial position or on our results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires prominent disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation in both annual and interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on our consolidated financial position or on our results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not have any ownership in any variable interest entities as of December 31, 2002. We believe that the adoption of FIN 46 will not have a material impact on our consolidated financial position or on our results of operations.

ITEM	7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk at December 31, 2002 is related to our investment portfolio and our borrowings. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Floating rate investments may produce less income than expected if interest rates fall, and floating rate borrowings will lead to additional interest expense if interest rates increase. Due in part to these factors, our future investment income may fall short of expectations due to changes in U.S. interest rates.

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

We have operated mainly in the United States, and 93%, 98%, and 98% of our sales were made in U.S. dollars in 2002, 2001, and 2000 respectively. To date, we have not had any material exposure to foreign currency rate fluctuations. The majority of our European sales are derived from European Union countries and are denominated in the Euro. Monthly income and expense from our European operations are translated using average rates and balance sheets are translated using month end rates. Differences are recorded within stockholders’ equity (deficit) as a component of accumulated other comprehensive income (loss).

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KYPHON INC.

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders

Kyphon Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kyphon Inc. (the “Company”) and its subsidiaries at December 31, 2002 and 2001 and the results of their consolidated operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

January 31, 2003,

except for Note 14, as to which the date is February 25, 2003

KYPHON INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2002	2001	2000
Net sales	$76,316	$36,073	$6,076
Cost of goods sold	10,416	8,108	3,606

Gross profit	65,900	27,965	2,470

Operating expenses:
Research and development	10,145	7,859	4,516
Sales and marketing	43,509	27,891	11,399
General and administrative	12,540	9,720	5,343
Purchased in-process research and development	12,250	—	—

Total operating expenses	78,444	45,470	21,258

Loss from operations	(12,544)	(17,505)	(18,788)
Interest income	929	179	1,180
Interest expense	(3,672)	(365)	(34)
Other expense	(51)	(123)	(60)

Net loss	$(15,338)	$(17,814)	$(17,702)

Net loss per common share, basic and diluted	$(0.63)	$(9.06)	$(15.55)

Weighted-average shares used in computing net loss per common share, basic and diluted	24,405	1,967	1,139

The accompanying notes are an integral part of these consolidated financial statements.

KYPHON INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$49,867	$3,352
Investments	21,224	—
Accounts receivable, net of allowance for doubtful accounts of $100 in 2002 and 2001	13,934	5,579
Inventories	4,416	2,393
Prepaid expenses and other current assets	1,683	940
Related party note receivable, net of discount	2,390	—

Total current assets	93,514	12,264
Investments	3,212	—
Property and equipment, net	4,265	3,144
Related party note receivable, net of discount	—	1,539
Other assets	533	1,340

Total assets	$101,524	$18,287

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,518	$2,000
Accrued liabilities	7,492	3,771
Current portion of notes payable	—	116
Convertible promissory notes	—	12,000

Total current liabilities	10,010	17,887
Notes payable, net of current portion	—	43

Total liabilities	10,010	17,930

Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, par value: $0.001 Authorized: no shares in 2002 and 26,438 shares in 2001 Issued and outstanding: none in 2002 and 26,291 shares in 2001	—	38,024

Stockholders’ equity (deficit):
Preferred stock, par value: $0.001
Authorized: 5,000 shares; none issued and outstanding	—	—
Common stock, par value: $0.001
Authorized: 120,000 shares
Issued: 37,360 shares in 2002 and 2,330 shares in 2001
Outstanding: 37,330 shares in 2002 and 2,330 shares in 2001	37	2
Additional paid-in capital	163,354	23,122
Treasury stock, at cost: 30 shares in 2002 and none in 2001	(201)	—
Deferred stock-based compensation, net	(11,947)	(16,082)
Accumulated other comprehensive income (loss)	302	(16)
Accumulated deficit	(60,031)	(44,693)

Total stockholders’ equity (deficit)	91,514	(37,667)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$101,524	$18,287

The accompanying notes are an integral part of these consolidated financial statements.

KYPHON INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(15,338)	$(17,814)	$(17,702)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts receivable	3	20	80
Provision for excess and obsolete inventories	470	95	129
Depreciation and amortization	1,298	865	672
Loss on disposal of property and equipment	60	122	91
Non-cash interest expense	3,081	—	—
Amortization of deferred stock-based compensation	6,328	5,156	1,354
Realized gain on investments	—	—	(609)
Write-off of in-process research and development	12,250	—	—
Changes in operating assets and liabilities:
Accounts receivable	(8,358)	(3,740)	(1,822)
Inventories	(2,493)	(1,105)	(1,410)
Prepaid expenses and other current assets	(1,739)	(284)	(117)
Other assets	1,100	(35)	(196)
Accounts payable	518	1,609	52
Accrued liabilities	3,757	2,123	1,186

Net cash provided by (used in) operating activities	937	(12,988)	(18,292)

Cash flows from investing activities:
Acquisition of property and equipment	(2,571)	(1,629)	(2,741)
Proceeds from disposal of property and equipment	20	—	42
Maturities and sales of investments	—	—	23,371
Purchases of investments	(24,663)	—	(21,471)
Purchase of in-process research and development	(12,250)	—	—

Net cash used in investing activities	(39,464)	(1,629)	(799)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	94,925	—	—
Proceeds from issuance of redeemable convertible preferred stock, net	—	—	3,868
Repurchase of common stock	(23)	(25)	—
Proceeds from exercise of warrants	77	—	—
Proceeds from exercise of stock options	1,254	166	201
Proceeds from payment of related party note receivable	379	—	—
Issuance of related party note receivable	—	(2,889)	—
Acquisition of treasury stock	(201)	—	—
Proceeds from convertible promissary notes	2,000	12,000	—
Repayment of convertible promissory notes	(13,300)	—	—
Repayment of notes payable	(159)	(144)	(83)

Net cash provided by financing activities	84,952	9,108	3,986

Effect of foreign exchange rates on cash	90	(37)	—
Net increase (decrease) in cash and cash equivalents	46,515	(5,546)	(15,105)
Cash and cash equivalents at beginning of year	3,352	8,898	24,003

Cash and cash equivalents at end of year	$49,867	$3,352	$8,898

Supplementary disclosure of noncash financing activities:
Deferred stock-based compensation	$2,193	$14,457	$7,367

Issuance of warrants	$1,540	$—	$52

Conversion of redeemable convertible preferred stock to common stock	$38,024	$—	$—

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$854	$29	$34

The accompanying notes are an integral part of these consolidated financial statements.

KYPHON INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2000	1,756	$2	$904	$—	$(768)	$25	$(9,177)	$(9,014)
Exercise of stock options	582	—	201	—	—	—	—	201
Issuance of warrants to purchase Series E redeemable convertible preferred stock	—	—	52	—	—	—	—	52
Change in unrealized appreciation on available-for-sale securities	—	—	—	—	—	(25)	—	(25)
Deferred stock-based compensation	—	—	7,367	—	(7,367)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	1,354	—	—	1,354
Net loss	—	—	—	—	—	—	(17,702)	(17,702)

Balance at December 31, 2000	2,338	2	8,524	—	(6,781)	—	(26,879)	(25,134)
Exercise of stock options	461	—	165	—	—	—	—	165
Repurchase of common stock	(469)	—	(24)	—	—	—	—	(24)
Cumulative translation adjustment	—	—	—	—	—	(16)	—	(16)
Deferred stock-based compensation	—	—	14,457	—	(14,457)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	5,156	—	—	5,156
Net loss	—	—	—	—	—	—	(17,814)	(17,814)

Balance at December 31, 2001	2,330	2	23,122	—	(16,082)	(16)	(44,693)	(37,667)
Exercise of stock options	1,742	2	1,252	—	—	—	—	1,254
Repurchase of common stock	(30)	—	(23)	—	—	—	—	(23)
Issuance of common stock upon filing of initial public offering, net of issuance costs of $1,330	6,900	7	94,918	—	—	—	—	94,925
Conversion of redeemable convertible preferred stock into common stock	26,291	26	37,998	—	—	—	—	38,024
Issuance of common stock upon exercise of warrants	78	—	77	—	—	—	—	77
Conversion of promissory note	49	—	736	—	—	—	—	736
Warrants issued in connection with promissory notes	—	—	1,540	—	—	—	—	1,540
Beneficial conversion feature associated with promissory notes	—	—	1,541	—	—	—	—	1,541
Acquisition of treasury stock	(30)	—	—	(201)	—	—	—	(201)
Cumulative translation adjustment	—	—	—		—	252	—	252
Unrealized loss on available-for-sale securities	—	—	—		—	66	—	66
Deferred stock-based compensation	—	—	2,193	—	(2,193)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	6,328	—	—	6,328
Net loss	—	—	—	—	—	—	(15,338)	(15,338)

Balance at December 31, 2002	37,330	$37	$163,354	$(201)	$(11,947)	$302	$(60,031)	$91,514

The accompanying notes are an integral part of these consolidated financial statements.

KYPHON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION

Kyphon Inc. (“Kyphon” or the “Company”) was incorporated in the state of Delaware on January 10, 1994 and commenced operations in September 1996. The Company develops medical devices to restore spinal anatomy using minimally invasive technology. The Company’s initial marketing focus is on surgeons who repair spine fractures caused by osteoporosis. The Company’s first commercial products, comprising the KyphX instruments, utilize the Company’s proprietary balloon technology. Surgeons use those tools to help repair fractures during minimally-invasive spine surgeries.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Foreign Currency Translation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

The Company’s international subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of stockholders’ equity (deficit).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include money market funds, certificates of deposit, and commercial paper.

KYPHON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

All investments are classified as available-for-sale and therefore are carried at fair market value. Unrealized gains and losses on such securities are reported as a separate component of stockholders’ equity (deficit). Realized gains and losses on sale of all such securities are reported in earnings and computed using the specific identification cost method. The Company did not have any available-for-sale securities in 2001. As of December 31, 2002, the Company’s available-for-sale securities are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit and money market funds	$3,235	$—	$—	$3,235
Corporate notes and bonds	26,619	68	(2)	26,685

Total	$29,854	$68	$(2)	$29,920

Reported as:
Cash and cash equivalents				$5,484
Short-term investments				21,224
Long-term investments				3,212

Total				$29,920

As of December 31, 2002, maturities of available-for sale securities are summarized as follows (in thousands):

Fair Value
Corporate notes and bonds:
Original maturities of three months or less	$2,249
Maturities of one year or less	21,224
Maturities between one and two years	3,212

26,685
Certificates of deposit and money market funds:
Original maturities of three months or less	3,235

Total	$29,920

Allowance for Doubtful Accounts

The Company estimates the allowance for doubtful accounts related to trade receivables based on an evaluation of the specific accounts where the Company has information that the customer may have an inability to meet its financial obligations. In those cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved.

Inventories

Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or market value. Inventory costs include direct materials, direct labor, direct subcontract costs, and manufacturing overhead. Reserves for potentially excess and obsolete inventory are made based on management analysis of inventory levels and future sales forecasts.

KYPHON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and Amortization

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally one to five years. Amortization of leasehold improvements is provided on a straight-line basis over the life of the related asset or the lease term, if shorter. Upon sale or retirement of assets, the cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in other expense.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset.

Concentrations of Credit Risk and Other Risks and Uncertainties

The Company’s cash and cash equivalents are deposited with one major financial institution in the United States of America. Deposits in this institution may exceed the amount of insurance provided on such deposits.

For financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities included in the Company’s financial statements, the carrying amounts approximate fair value due to their short maturities. Estimated fair values for marketable securities, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

The Company’s accounts receivable are derived from net sales earned from customers located in the United States of America, Europe, and Southeast Asia. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

No customer accounted for more than 10% of total net sales for the years ended December 31, 2002, 2001 and 2000. No customer accounted for more than 10% of total accounts receivable at December 31, 2002, and 2001.

Some of the Company’s products require clearance or approval from the United States Food and Drug Administration (“FDA”) prior to the commencement of commercialized sales. In July 1998, the Company received initial FDA clearance for its KyphX™ Inflatable Bone Tamp. In February 2001, the Company received an additional 510(k) clearance that clarified that the KyphX™ Inflatable Bone Tamp is intended for use in the spine, hand, tibia, radius and calcaneus. Internationally, the Company received CE Mark approval to market its products from the European regulatory agency in April 2000. The Company cannot be assured that future products will receive the necessary approvals or clearances. If the Company is denied approval or clearance or if approval or clearance is delayed, this may have a material adverse impact on the Company.

The Company is subject to risks common to companies in the medical device industry including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, uncertainty of market acceptance of products, product liability and the need to obtain additional financing.

KYPHON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The Company’s revenue is derived from the sale of its products. Revenue from product sales, net of discounts, is recognized upon receipt of a valid purchase order, shipment of the products to customers and when collection of the receivables is deemed probable.

Research and Development

Research and development expenses are charged to operations as incurred.

Advertising Costs

Advertising costs, included in sales and marketing expenses, are expensed as incurred. Advertising costs were approximately $1,873,000, $919,000, and $424,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Income Taxes

The Company accounts for income taxes under the liability method where by deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income.

Segments

The Company operates in one segment, using one measurement of profitability to manage its business. As of December 31, 2002 and 2001, 91% and 98%, respectively, of all long-lived assets were maintained in the United States of America. For the years ended December 31, 2002, 2001 and 2000, 93%, 98% and 98%, respectively, of net sales were generated in the United States of America.

Treasury Stock

In November 2002, the Board of Directors approved a stock repurchase program pursuant to which up to 2,000,000 shares of the Company’s outstanding common stock may be repurchased from time to time. The duration of the repurchase program is open-ended. Under the program, the Company may purchase shares of common stock through open market transactions at prices deemed appropriate by management. As of December 31, 2002, the Company held 30,000 shares of treasury stock. Treasury stock is accounted for by the cost method.

Accounting for Stock-Based Compensation

The Company uses the intrinsic value method of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” in accounting for its employee stock options, and presents disclosure of pro forma information required under Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” (see Note 9).

KYPHON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method has been applied to all awards (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001	2000
Net loss, as reported	$(15,338)	$(17,814)	$(17,702)
Add: Stock-based employee compensation expense included in reported net loss	5,183	2,988	1,159
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(6,313)	(3,189)	(1,229)

Pro forma net loss	$(16,468)	$(18,015)	$(17,772)

Net loss per common share, basic and diluted
As reported	$(0.63)	$(9.06)	$(15.55)
Pro forma	$(0.67)	$(9.16)	$(15.61)

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which require that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity (deficit) except those resulting from investments or contributions by stockholders. The Company’s unrealized gain (loss) on available-for-sale securities and cumulative translation adjustment represent the components of comprehensive loss that are excluded from the net loss.

The changes in components of comprehensive loss for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Net loss	$(15,338)	$(17,814)	$(17,702)
Unrealized gain (loss) on available-for-sale securities	66	—	(25)
Cumulative translation adjustment	252	(16)	—

Comprehensive loss	$(15,020)	$(17,830)	$(17,727)

Net Loss per Common Share

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

KYPHON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Numerator:
Net loss	$(15,338)	$(17,814)	$(17,702)

Denominator:
Weighted-average common stock outstanding	24,514	2,259	2,097
Less: weighted-average shares subject to repurchase	(109)	(292)	(958)

Weighted-average shares used in computing basic and diluted net loss per common share	24,405	1,967	1,139

The following potential dilutive securities were excluded from the computation of diluted net loss per common share, as they had an antidilutive effect (in thousands):

	December 31,
	2002	2001	2000
Options to purchase common stock	6,826	7,326	5,015
Common stock subject to repurchase	34	113	823
Redeemable convertible preferred stock	—	26,291	26,291
Warrants	64	43	43

Reclassification

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year’s presentation. The reclassification had no impact on the previously reported net loss.

Recent Accounting Pronouncements

In April of 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002. Under SFAS No. 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions Relating to Extraordinary Items.” SFAS No. 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. The Company believes that the adoption of SFAS No. 145 will not have a material impact on the consolidated financial position or results of the operations of the Company.

In June of 2002, the FASB issued SFAS No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS No. 146 applies to costs associated with an exit activity that

KYPHON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143, “Accounting for Asset Retirement Obligations,” and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company believes that the adoption of SFAS No. 146 will not have a material impact on the consolidated financial position or results of the operations of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial position or on its results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires prominent disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation in both annual and interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company’s consolidated financial position or on its results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any ownership in any variable interest entities as of December 31, 2002. The Company believes that the adoption of FIN 46 will not have a material impact on the Company’s consolidated financial position or on its results of operations.

3.    BALANCE SHEET COMPONENTS

Inventories

	December 31,
	2002	2001
Raw materials	$2,039	$586
Work-in-process	767	431
Finished goods	1,610	1,376

	$4,416	$2,393

KYPHON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

	December 31,
	2002	2001
Furniture and fixtures	$1,054	$779
Computer software and hardware	2,615	1,543
Laboratory and manufacturing equipment	2,080	1,544
Leasehold improvements	811	554

	6,560	4,420
Less: Accumulated depreciation and amortization	(2,841)	(1,565)
Plus: Construction-in-progress	546	289

	$4,265	$3,144

Accrued Liabilities

	December 31,
	2002	2001
Payroll and related	$4,817	$1,885
Legal, accounting, and professional fees	812	192
Professional training course	299	338
Travel and entertainment	402	328
Interest on convertible promissory notes	—	335
Deferred rent	176	114
Other	986	579

	$7,492	$3,771

4.    NOTES PAYABLE

In 1997 and 1998, the Company entered into two equipment financing lines totaling $650,000. Prior to the lines’ expirations, the Company had drawn down $541,800, which was collateralized by the related equipment. Both of these lines were repaid entirely in June 2002. The Company issued warrants to purchase an aggregate of 18,358 shares of convertible preferred stock to the lenders in connection with these lines at a weighted-average exercise price of $0.62 per share. To effect a cashless exercise of the warrants, 17,601 shares of common stock were issued subsequent to the Company’s initial public offering. No warrants were outstanding related to the equipment lease as of December 31, 2002.

5.    CONVERTIBLE PROMISSORY NOTES

Between July 2001 and February 2002, the Company raised $13,300,000 through the sale of convertible promissory notes with several affiliates pursuant to a loan agreement. The convertible promissory notes bore interest at 10% rate per annum. The outstanding principal and accrued interest were repaid upon the closing of the Company’s initial public offering. In addition, in November 2001, the Company raised $700,000 through the sale of a convertible promissory note to one affiliate pursuant to the same loan agreement. The principal and accrued interest due on this note automatically converted into 49,090 shares of the Company’s common stock at the initial public offering price of $15.00 per share. As required by the terms of the loan agreement, upon the closing date of the Company’s initial public offering, the Company issued warrants exercisable for an aggregate

KYPHON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of 99,334 shares of the Company’s common stock at an exercise price of $0.01 per share to the holders of the convertible promissory notes. As of December 31, 2002, warrants for an aggregate of 64,070 shares of the Company’s common stock remained outstanding and exercisable.

The Company allocated the gross proceeds received from the convertible promissory notes and accrued interest to the convertible promissory notes and the warrants, based on their relative fair values. This allocation resulted in $13,300,000 of the proceeds being assigned to the convertible promissory note and $1,540,500 being assigned to the warrants. The warrants were valued at the May 22, 2002 issuance date using the Black-Scholes pricing model. The Company recognized the allocated fair value of the warrants of $1,540,500 as an immediate charge to interest expense. Based on the difference between the effective conversion price of the proceeds allocated to the convertible promissory notes and the fair market value of the common stock at the issuance date, the Company determined that the allocated value of the convertible promissory notes contained a beneficial conversion feature. The beneficial conversion feature, amounting to $1,540,500, represented additional interest yield on the convertible promissory notes and was also recognized as an immediate charge to interest expense.

6.    COMMITMENTS AND CONTINGENCIES

Facility Lease

The Company leases office space under non-cancellable operating leases expiring in March 2005. Under the terms of the lease agreement, the Company has the option to extend the lease term through March 2010. In addition, warrants to purchase 25,000 shares of Series E convertible preferred stock at an exercise price of $3.09 per share were issued to the lessor in conjunction with the lease. The fair value of these warrants was $51,475, determined using the Black-Scholes pricing model, has been charged to additional paid-in capital and is being amortized to rent expense over the life of the lease. The warrants were exercised for 25,000 shares of common stock subsequent to the Company’s initial public offering.

Future minimum facility lease payments are as follows (in thousands):

Years Ending December 31,
2003	$1,189
2004	1,231
2005	310

$2,730

Under the terms of the lease agreement, the Company is liable for the cost of restoring unapproved changes or improvements to the facility unless the changes or improvements are approved by lessor. The lease is collateralized by a $286,300 security deposit, which is included in other assets.

Rent expense for the years ended December 31, 2002, 2001 and 2000 was $1,209,700, $1,073,700, and $933,300, respectively.

Litigation

In April 2000, a former employee filed a complaint against the Company in the Superior Court of California for wrongful termination. In September 2000, this action was stayed by court order and the dispute was ordered to binding arbitration in accordance with arbitration provisions contained in the former employee’s employment agreement. In November 2002, the parties settled the outstanding litigation.

KYPHON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From time to time, the Company may become involved in litigation relating to additional claims arising from the ordinary course of business.

7.    INITIAL PUBLIC OFFERING

On May 17, 2002, the Company completed an initial public offering in which it sold 6,000,000 shares of common stock at $15.00 per share for net cash proceeds of approximately $82,400,000, net of underwriting discounts, commissions and other offering costs. Upon the closing of the offering, all the Company’s outstanding shares of redeemable convertible preferred stock converted into 26,151,288 shares of common stock. On May 29, 2002, the underwriters exercised the over-allotment option to purchase an additional 900,000 shares, resulting in net cash proceeds of approximately $12,555,000.

8.    REDEEMABLE CONVERTIBLE PREFERRED STOCK

Under the Company’s Amended and Restated Certificate of Incorporation, as amended, the Company’s redeemable convertible preferred stock is issuable in series and the Company’s Board of Directors is authorized to determine the rights, preferences and terms of each series. In January 2002, 140,000 shares of the Company’s redeemable convertible preferred stock converted to common stock. Upon the closing of the Company’s initial public offering in May 2002, the remaining outstanding shares of redeemable convertible preferred stock converted into 26,151,288 shares of common stock.

As of December 31, 2001 and 2000, the redeemable convertible preferred stock comprises:

Series	Shares Designated	Shares Issued and Outstanding	Proceeds Net of Issuance Costs and Repurchases	Noncumulative Annual Dividends Per Share	Liquidation Preference Per Share	Conversion Value/Price Per Share
Series A	3,065,000	3,065,000	$(208,683)	$0.028	$0.35	$0.35
Series B	3,466,872	3,457,144	1,191,780	$0.028	$0.35	$0.35
Series C	4,772,654	4,764,023	2,523,369	$0.042	$0.525	$0.525
Series D	6,633,590	6,633,590	8,675,618	$0.105	$1.31	$1.31
Series E	8,500,000	8,371,531	25,841,980	$0.247	$3.09	$3.09

	26,438,116	26,291,288	$38,024,064

9.    STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

In April 2002, the Board of Directors approved an amendment to the Company’s certificate of incorporation to authorize 5,000,000 shares of undesignated preferred stock. The Company’s Board of Directors is authorized to determine the designation, powers, preferences and rights of preferred stock.

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding. No dividends have been declared or paid as of December 31, 2002.

KYPHON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company issued shares of its common stock to certain employees under stock purchase agreements, some of which contain repurchase provisions in the event of termination of employment. The shares are generally released from repurchase provisions ratably over four years. Included in common stock as of December 31, 2002 and December 31, 2001 are 34,371 and 112,500 shares subject to the Company’s right of repurchase, respectively.

2002 Employee Stock Purchase Plan

In April 2002, the Board of Directors adopted the 2002 Employee Stock Purchase Plan (“2002 ESPP”), under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. 750,000 shares of common stock were reserved for issuance and will be increased on the first day of each fiscal year, commencing in 2003, by an amount equal to the lesser of (i) 1,500,000, (ii) 2.0% of the outstanding shares of common stock on such date or (iii) an amount as determined by the Board of Directors. The 2002 ESPP contains consecutive, overlapping twenty-four-month offering periods. Each offering period includes four six-month purchase periods. The price of the common stock purchased shall be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The initial offering period commenced on May 17, 2002, the effective date of the Company’s initial public offering.

2002 Director Option Plan

In April 2002, the Board of Directors adopted the 2002 Director Option Plan. The 2002 Director Options Plan, which will terminate no later than 2012, provides for the granting of nonstatutory stock options to non-employee directors. 200,000 shares of common stock were reserved for issuance and will be increased on the first day of each fiscal year, commencing in 2003, by an amount equal to the lesser of (i) the number of shares subject to options granted under the 2002 Director Option Plan in the prior fiscal year or (ii) an amount as determined by the Board of Directors.

2002 Stock Plan

In April 2002, the Board of Directors adopted the 2002 Stock Plan. The 2002 Stock Plan, which will terminate no later than 2012, provides for the granting of incentive stock options to employees and nonstatutory stock options to employees, directors and consultants. 2,500,000 shares of common stock were reserved for issuance and will be increased on the first day of each fiscal year, commencing in 2003, by an amount equal to the lesser of (i) 3,500,000, (ii) 5.0% of the outstanding shares of common stock on the last day of the preceding fiscal year or (iii) an amount as determined by the Board of Directors.

1996 Stock Plan

The Company has reserved shares of common stock for issuance under the 1996 Stock Incentive Plan (the “1996 Plan”). Under the Plan, the Board of Directors may issue incentive stock options to employees and nonstatutory stock options to consultants or employees of the Company.

For the 2002 Director, 2002 and 1996 Stock Plans, the Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and exercise price (which cannot be less than the estimated fair market value at date of grant for incentive stock options or 85% of estimated fair market value for nonqualified stock options). If an employee owns stock representing more than 10% of the outstanding shares, the price of each share shall be at least 110% of estimated fair market value, as determined by the Board of Directors. The options are exercisable at times and increments as specified by the Board of Directors, and generally expire ten years from date of grant.

KYPHON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activities under the Plans are as follows:

		Options Outstanding
		Employees		Non-Employees
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balances, January 1, 2000	822,791	1,771,583	$0.118	240,000	$0.075

Additional shares reserved	4,000,000	—	—	—	—
Options granted	(4,056,000)	3,599,500	$0.839	456,500	$0.940
Options exercised	—	(473,517)	$0.397	(108,833)	$0.124
Options cancelled	470,583	(470,583)	$0.381	—	—

Balances, December 31, 2000	1,237,374	4,426,983	$0.647	587,667	$0.737

Additional shares reserved	2,500,000	—	—	—	—
Options granted	(3,630,033)	3,206,783	$1.000	423,250	$1.000
Options exercised	—	(418,373)	$0.357	(42,083)	$0.387
Options cancelled	858,009	(838,009)	$0.749	(20,000)	$1.000

Balances, December 31, 2001	965,350	6,377,384	$0.830	948,834	$0.865

Additional shares reserved	1,204,000	—	—	—	—
Shares repurchased	30,207	—	—	—	—
Options granted	(2,223,000)	2,151,500	$9.174	71,500	$2.770
Options exercised	—	(1,416,022)	$0.708	(326,270)	$0.768
Options cancelled	980,981	(980,981)	$1.038	—	—

Balances, December 31, 2002	957,538	6,131,881	$3.790	694,064	$1.035

KYPHON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The options outstanding and exercisable by exercise price at December 31, 2002 are as follows:

Options Outstanding
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Options Exercisable
Employees:
$0.0525	101,250	5.80	101,250
$0.13	336,789	6.74	193,700
$0.31	203,172	7.11	99,228
$0.77	365,848	7.25	196,414
$1.00	3,056,322	8.26	1,118,386
$3.00	411,800	9.18	—
$6.95	235,000	9.87	—
$7.00	130,400	9.38	—
$10.50	73,500	9.57	—
$11.95	264,300	9.53	—
$12.67	953,500	9.70	—

	6,131,881	8.48	1,708,978

Non-Employees:
$0.0350	20,000	4.57	20,000
$0.0525	4,167	5.19	4,167
$0.13	11,750	6.70	7,166
$0.31	5,000	6.96	4,895
$0.77	53,000	7.22	37,375
$1.00	563,480	8.31	452,854
$3.00	36,667	9.25	27,167

	694,064	8.11	553,624

	6,825,945	8.44	2,262,602

At December 31, 2001, 1,406,295 options outstanding granted to employees and 838,834 options outstanding granted to non-employees were exercisable.

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123. The Company calculated the fair value of each option on the date of grant using the minimum value method as prescribed by SFAS No. 123. The assumptions used are as follows:

	Years Ended December 31,
	2002	2001	2000
Risk-free interest rate	2.49% to 4.61%	4.30% to 5.43%	5.03% to 6.78%
Expected stock price volatility	76%	—	—
Expected life (in years)	4	4	4
Dividend yield	—	—	—

KYPHON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As the determination of fair value of all options granted before the Company became a public company did not include an expected volatility factor, the proforma net loss (see Note 2) results may not be representative of future periods.

The weighted-average grant date fair value per share of options granted during the years ended December 31, 2002, 2001 and 2000 was $4.89, $0.82, and $0.66, respectively.

Deferred Stock-Based Compensation

The Company has issued to certain employees options under the 1996 Plan and shares of common stock under stock purchase agreements, some of which contain repurchase provisions, with exercise prices below the deemed fair market value of the Company’s common stock at the date of grant. The Company’s right to repurchase shares of restricted common stock lapses as these shares become vested to the employee. In accordance with the requirements of APB No. 25, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock options or restricted common stock and the deemed fair market value of the Company’s stock at the date of grant. This deferred stock-based compensation is amortized to expense on a straight line basis, over the period during which the Company’s right to repurchase the restricted common stock lapses or the options become exercisable, generally four years.

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The options generally vest ratably over four years. The values attributable to these options have been amortized over the service period on a graded vesting method, and the vested portion of these options were remeasured at each vesting date. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted were revalued at each reporting date using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Years Ended December 31,
	2002	2001	2000
Risk-free interest rate	3.69% to 5.40%	4.60% to 5.27%	5.12% to 6.03%
Expected life (in years)	10	10	10
Dividend yield	—	—	—
Expected volatility	76%	76%	76%

As of December 31, 2002, the Company has recorded a cumulative $24,800,000 of deferred stock-based compensation related to stock options granted to non-employees and employees. Stock compensation expense is being recognized on a straight-line basis over the vesting periods of the related options, generally four years. The Company recognized stock compensation expense as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Cost of goods sold	$587	$472	$262
Research and development	1,906	1,074	322
Sales and marketing	2,243	1,108	465
General and administrative	1,592	2,502	305

	$6,328	$5,156	$1,354

KYPHON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    EMPLOYEE BENEFIT PLAN

The Company maintains a Section 401(k) Plan. The 401(k) Plan provides participating employees with an opportunity to accumulate funds for retirement and hardship. Eligible participants may contribute up to 20% of their eligible earnings to the Plan Trust. As of December 31, 2002, the Company has not made any contributions to the plan.

11.    PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

In August 2002, the Company entered into a patent sublicense agreement with Bonutti Research Inc. for the exclusive right to 23 U.S. patents issued to Dr. Peter Bonutti. Under the terms of the agreement, the Company acquired the exclusive right to develop minimally-invasive balloons and related products for use within joints, ligaments, tendons, or cartilage in the spine and the co-exclusive right to develop minimally-invasive balloons and related products for use in orthopedic applications in joints, ligaments, cartilage, nerves or tendons outside of the spine. The Company paid $12,250,000 in cash for the rights, all of which was immediately expensed to purchased in-process research and development in August 2002. The acquisition cost was immediately expensed to operations as the technology acquired will be used to develop products that have not been approved for sale by regulatory authorities, and the in-process projects to which the patents may apply had not yet reached technological feasibility and had no alternative future uses. In addition, the Company also entered into a two year consulting agreement with Dr. Peter Bonutti under which the Company paid $250,000. The prepayment has been capitalized and is being recognized as research and development expense ratably throughout the two year consulting period.

12.    RELATED PARTY TRANSACTIONS

In August 1996, the Company entered into two consulting agreements with consultants who are stockholders of the Company, one of which was formerly a member of the Board of Directors. Amounts paid for services for the years ended December 31, 2002, 2001 and 2000 were $217,000, $216,000 and $244,000, respectively.

In October 2001, the Company entered into an agreement to loan $2,889,000 to its former President and Chief Executive Officer, Gary Grenter, for the purchase of a primary residence. The note is non-interest bearing and is collateralized by a deed of trust in the related primary residence. $389,000 of the note’s balance was due within one year, and was classified as a current asset as of December 31, 2001, and was paid in June 2002. In September 2002, upon Mr. Grenter’s resignation, $600,000 of the note became due on May 17, 2003 and the balance of the note became due one year from the date of his resignation. The note has been reclassified from long term to current assets and the related discount has been adjusted accordingly. For the years ended December 31, 2002 and 2001, $120,000 and $26,000, respectively, of interest income and of compensation expense related to the above notes receivable were recognized. For the years ended December 31, 2002 and 2001, other assets included $110,000 and $961,000, respectively, of unamortized compensation expense related to the above note receivable.

13.    INCOME TAXES

At December 31, 2002, the Company had approximately $28,500,000 and $24,400,000 in federal and state net operating loss carryforwards, respectively, to reduce future taxable income. The federal and state carryforwards have expiration dates beginning in 2012 and 2003, respectively, in each case if not utilized.

At December 31, 2002, the Company had research and development tax credits carryforwards of approximately $688,000 and $652,000 for federal and state income tax purposes, respectively. If not utilized, the federal research and development tax credit carryforwards will expire beginning in 2012. The state research and development tax credit can be carried forward indefinitely.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. Ownership changes, as defined, occurred on August 8, 1996, December 14, 1999 and May 17, 2002. In accordance with Internal Revenue Code Section 382, utilization of the carryforwards is subject to annual limitation. The annual limitation will not result in the expiration of net operating losses prior to utilization.

At December 31, 2002, the Company had approximately $300,000 of net operating losses in Belgium, which can be carried forward indefinitely, absent any changes in control.

Temporary differences and carryforwards that gave rise to significant portions of deferred tax assets are as follows:

	December 31,
	2002	2001
Net operating loss carryforwards	$11,188	$12,599
Research and development credit carryforwards	1,341	964
Capitalized research and development costs	744	890
Purchased research and development	4,763	—
Other accruals and reserves not currently deductible for tax purposes	2,362	796

	20,398	15,249
Less: Valuation allowance	(20,398)	(15,249)

Total deferred tax assets	$—	$—

The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

The Company’s effective tax rate varies from the statutory rate as follows:

	Years Ended December 31,
	2002	2001	2000
Federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal effects	5.8	5.3	5.3
Permanent differences	(13.3)	(6.2)	0.3
Temporary differences	(32.2)	(3.6)	(2.6)
Net operating loss utilization (not utilized)	5.5	(29.5)	(37.0)
Tax credit utilization	0.2	—	—

Effective tax rate	0.0%	0.0%	0.0%

14.    SUBSEQUENT EVENT

In February 2003, the Company acquired Sanatis GmbH (“Sanatis”), a privately-held developer and manufacturer of orthopedic biomaterials based in Rosbach, Germany. Under the terms of the agreement, the Company acquired all of Sanatis’ outstanding shares for consideration of $3,200,000 in cash. An additional

$1,100,000 has been reserved in escrow as contingent consideration. This transaction will be accounted for using the purchase method of accounting. An independent appraisal is in the process of being performed to determine the fair value of identified intangible assets and the allocation of the purchase price.

15.    QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables contain selected unaudited Consolidated Statement of Operations data for each quarter of 2002 and 2001 (in thousands, except per share amounts):

	Year 2002 Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Net sales	$14,594	$18,238	$20,744	$22,740
Gross profit	12,324	15,845	17,897	19,834
Net income (loss)	(1,668)	(2,961)	(11,627)*	918
Net income (loss) per share:
Basic	$(0.58)	$(0.15)	$(0.32)	$0.02
Diluted	$(0.58)	$(0.15)	$(0.32)	$0.02
Weighted-average shares outstanding:
Basic	2,860	19,304	36,741	37,033
Diluted	2,860	19,304	36,741	40,668

*	Net loss includes purchased in-process research and development of $12,250,000.

	Year 2001 Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Net sales	$6,275	$9,298	$9,722	$10,778
Gross profit	4,632	7,182	7,646	8,505
Net loss	(4,047)	(4,586)	(4,011)	(5,170)
Net loss per common share, basic and diluted	$(2.43)	$(2.36)	$(1.92)	$(2.37)
Weighted-average shares used in computing net loss per common share, basic and diluted	1,662	1,946	2,088	2,183

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of Kyphon Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 31, 2003, except for Note 14, as to which the date is February 25, 2003, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

January 31, 2003

KYPHON INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable:
Fiscal year ended 2000	$—	80,000	—	$80,000
Fiscal year ended 2001	80,000	20,000	—	100,000
Fiscal year ended 2002	$100,000	3,314	3,314	$100,000

Allowance for inventories valuation:
Fiscal year ended 2000	$100,000	128,502	46,833	$181,669
Fiscal year ended 2001	181,669	95,444	86,156	190,957
Fiscal year ended 2002	$190,957	469,685	53,490	$607,152

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company’s directors required by this Item is incorporated by reference to the section entitled “Proposal One-Election of Directors” in the Company’s Proxy Statement.

The information concerning the Company’s executive officers required by this Item is incorporated by reference to the section in Item 1 of Part I hereof entitled “Executive Officers of the Registrant.”

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and beneficial owners of more than 10% of our Common Stock to file with the SEC and the National Association of Securities Dealers reports of ownership on Form 3 and reports of changes in ownership on Form 4 or Form 5. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such report received by us, or written representations from reporting persons that no Forms 3, 4, or 5 were required of such persons, we believe that during our fiscal year ended December 31, 2002, all reports were timely filed.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled “Compensation of Directors” and “Executive Compensation” in the Company’s Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the sections entitled “Beneficial Stock Ownership” in the Company’s Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the sections entitled “Related-Party Transactions” in the Company’s Proxy Statement.

ITEM 14.    CONTROLS AND PROCEDURES

With the participation of management, our President and Chief Executive Officer along with our Vice President of Finance and Chief Financial Officer evaluated our disclosure controls and procedures within 90 days of the filing date of this Annual Report on Form 10-K. Based upon this evaluation, our President and Chief Executive Officer along with our Vice President of Finance and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

There were no significant changes in our internal controls or, to the knowledge of our management, in other factors that could significantly affect these controls subsequent to the evaluation date.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1) The financial statement required by Item 15(a) are filed as Item 8 of this annual report.

(2)	The financial statement schedules required by Item 15(a) are filed as Item 8 of this annual report.

(3)	Exhibits

Number		Description

3.2 *		Amended and Restated Certificate of Incorporation of the Registrant.

3.4 *		Bylaws of the Registrant.

4.1 *		Specimen common stock certificate of the Registrant.

10.1 *		Form of Indemnification Agreement for directors and executive officers.

10.2 *		1996 Stock Option Plan, including form of option agreement.

10.3 *		2002 Stock Plan, including form of option agreement.

10.4 *		2002 Employee Stock Purchase Plan, including form of employee stock purchase plan subscription agreement.

10.5 *		2002 Director Option Plan, including form of option agreement.

10.8 *		Lease dated January 27, 2000 for office space located at 1350 Bordeaux Drive, Sunnyvale, CA 94089 and Second Amendment to Lease dated November 29, 2001.

10.8.1*		Third Amendment to Lease dated March 29, 2002 for office space located at 1350 Bordeaux Drive, Sunnyvale, CA 94089.

10.9 *		Employment Agreement between the Registrant and Gary L. Grenter dated July 16, 2001.

10.10*		Promissory Note Secured by Deed of Trust between the Registrant and Gary L. Grenter dated December 31, 2001.

10.11*		Amended and Restated Stockholder Rights Agreement effective as of December 14, 1999, among the Registrant and certain stockholders of the Registrant.

10.12**		Employment Agreement between the Registrant and Richard W. Mott dated September 3, 2002.

10.13	†**	Sublicense Agreement effective as of August 19, 2002, between the Registrant and Bonutti Research, Inc.

10.14***		Stock Purchase Agreement by and between Kyphon and the shareholders of Sanatis GmbH, dated February 15, 2003.

23.1		Consent of Independent Accountants.

99.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-83678), which was declared effective on May 16, 2002.
**	Incorporated by reference from our Form 10-Q filed on November 13, 2002.
***	Incorporated by reference from our Form 8-K filed on March 7, 2003.
†	Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the Commission.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 28th day of March, 2003.

KYPHON INC.

By:	/s/ RICHARD W. MOTT
Richard W. Mott President, Chief Executive Officer and Director
(Principal Executive Officer)

KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard W. Mott and Jeffrey L. Kaiser, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his or their substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RICHARD W. MOTT Richard W. Mott	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003

/s/ JEFFREY L. KAISER Jeffrey L. Kaiser	Vice President of Finance and Administration, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)	March 28, 2003

/s/ JAMES T. TREACE James T. Treace	Chairman of the Board	March 28, 2003

/s/ STEPHEN CAMPE Stephen Campe	Director	March 28, 2003

/s/ DOUGLAS W. KOHRS Douglas W. Kohrs	Director	March 28, 2003

/s/ JACK W. LASERSOHN Jack W. Lasersohn	Director	March 28, 2003

/s/ KAREN D. TALMADGE PH.D. Karen D. Talmadge, Ph.D.	Director	March 28, 2003

/s/ ELIZABETH H. WEATHERMAN Elizabeth H. Weatherman	Director	March 28, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO

SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard W. Mott certify that:

1.	I have reviewed this annual report on Form 10-K of Kyphon Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ RICHARD W. MOTT
Richard W. Mott President, Chief Executive Officer and Director (Principal Executive Officer)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO

SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffrey L. Kaiser certify that:

1.	I have reviewed this annual report on Form 10-K of Kyphon Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ JEFFREY L. KAISER
Jeffrey L. Kaiser Vice President of Finance and Administration, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)