Form 10-Q
period 2003-03-31
KYPHON INC
filed 2003-05-13
CIK 1123313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ______________________.

Commission File Number 000-49804

Kyphon Inc.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

77-0366069

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

YES ☒        NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒        NO ☐

Class	Shares Outstanding at May 1, 2003
Common Stock, $0.001 par value	37,959,276

KYPHON INC.

FORM 10-Q

PART I:    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KYPHON INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Net sales	$25,137	$14,594
Cost of goods sold	3,350	2,270

Gross profit	21,787	12,324

Operating expenses:
Research and development	3,010	1,961
Sales and marketing	14,461	9,148
General and administrative	3,422	2,568
Purchased in-process research and development	636	—

Total operating expenses	21,529	13,677

Income (loss) from operations	258	(1,353)
Interest income (expense) and other, net	283	(315)

Net income (loss)	$541	$(1,668)

Net income (loss) per share:
Basic	$0.01	$(0.58)

Diluted	$0.01	$(0.58)

Weighted-average shares outstanding:
Basic	37,566	2,860

Diluted	40,895	2,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2003	December 31, 2002
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$45,064	$49,867
Investments	22,789	21,224
Accounts receivable, net	16,539	13,934
Inventories	4,640	4,416
Prepaid expenses and other current assets	1,776	1,683
Related party note receivable, net of discount	2,431	2,390

Total current assets	93,239	93,514
Investments	1,423	3,212
Property and equipment, net	4,646	4,265
Goodwill and other intangible assets, net	4,057	—
Other assets	695	533

Total assets	$104,060	$101,524

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,469	$2,518
Accrued liabilities	6,947	7,492

Total current liabilities	9,416	10,010

Stockholders' equity:
Common stock, $0.001 par value per share	38	37
Additional paid-in capital	164,394	163,354
Treasury stock, at cost	(201)	(201)
Deferred stock-based compensation, net	(10,593)	(11,947)
Accumulated other comprehensive income	496	302
Accumulated deficit	(59,490)	(60,031)

Total stockholders' equity	94,644	91,514

Total liabilities and stockholders' equity	$104,060	$101,524

(1)	The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statement at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$541	$(1,668)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for excess and obsolete inventories	—	178
Depreciation and amortization	444	263
Loss on disposal of property and equipment	10	6
Amortization of deferred stock-based compensation	1,310	1,680
Purchased in-process research and development	636	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(2,589)	(2,244)
Inventories	(224)	(1,192)
Prepaid expenses and other current assets	27	(97)
Other assets	130	19
Accounts payable	(49)	(388)
Accrued liabilities	(721)	675

Net cash used in operating activities	(485)	(2,768)

Cash flows from investing activities:
Acquisition of property and equipment	(759)	(487)
Maturities and sales of investments	5,048	—
Purchase of investments	(5,043)	—
Payment for acquisition	(4,693)	—

Net cash used in investing activities	(5,447)	(487)

Cash flows from financing activities:
Proceeds from issuance of common stock	722	—
Repurchase of common stock	—	(23)
Proceeds from exercise of stock options	362	681
Proceeds from convertible promissory notes	—	2,000
Repayment of notes payable	—	(39)

Net cash provided by financing activities	1,084	2,619

Effect of foreign exchange rates on cash and cash equivalents	45	(76)
Net decrease in cash and cash equivalents	(4,803)	(712)
Cash and cash equivalents at beginning of period	49,867	3,352

Cash and cash equivalents at end of period	$45,064	$2,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—Organization, Basis of Presentation, and Significant Accounting Policies:

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or for any future period. These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements filed on Form 10-K for the fiscal year ended December 31, 2002.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Form 10-K for the year ended December 31, 2002 and have not changed materially as of March 31, 2003.

NOTE 2—Net Income (Loss) Per Common Share:

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period, less weighted-average shares subject to repurchase. Diluted net income (loss) per share is computed giving effect to all potential dilutive common stock, including options, warrants, convertible promissory notes and redeemable convertible preferred stock. Options, common stock subject to a right of repurchase, warrants, convertible promissory notes and redeemable convertible preferred stock were not included in the computation of diluted net loss per share for the Company for the three months ended March 31, 2002, because the effect would be antidilutive.

KYPHON INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(unaudited)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Net income (loss)	$541	$(1,668)

Weighted-average shares outstanding	37,608	3,019
Less: weighted-average shares subject to repurchase	(42)	(159)

Basic weighted-average shares outstanding	37,566	2,860

Dilutive effect of:
Options to purchase common stock	3,265	—
Warrants	64	—

Diluted weighted-average shares outstanding	40,895	2,860

Basic earnings per share	$0.01	$(0.58)

Diluted earnings per share	$0.01	$(0.58)

The following potential dilutive securities were excluded from the computation of diluted net income (loss) per common share, as they had an antidilutive effect (in thousands):

	March 31,
	2003	2002
Options to purchase common stock	1,489	6,646
Common stock subject to repurchase	—	172
Redeemable convertible preferred stock	—	26,151
Warrants	—	43

NOTE 3—Comprehensive Income (Loss):

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains on available-for-sale securities and cumulative translation adjustment represent the components of comprehensive income (loss) that are excluded from net income (loss).

The changes in components of comprehensive income (loss) for the periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Net income (loss)	$541	$(1,668)
Unrealized gains on available-for-sale securities	5	—
Cumulative translation adjustment	189	3

Comprehensive income (loss)	$735	$(1,665)

KYPHON INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 4—Deferred Stock-Based Compensation:

As of March 31, 2003, the Company has recorded a cumulative $24,772,000 of deferred stock-based compensation related to stock options granted to non-employees and employees. Stock compensation expense is being recognized on a straight-line basis over the vesting periods of the related options, generally four years. The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Cost of goods sold	$110	$145
Research and development	473	392
Sales and marketing	487	576
General and administrative	240	567

	$1,310	$1,680

NOTE 5—Inventories:

At March 31, 2003 and December 31, 2002, inventories consisted of the following (in thousands):

	March 31, 2003	December 31, 2002
Raw materials	$1,834	$2,039
Work-in-process	724	767
Finished goods	2,082	1,610

	$4,640	$4,416

NOTE 6—Accounting for Stock-Based Compensation:

On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148 (“SFAS No. 148”), “Accounting for Stock Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123”, which amends FASB Statement No. 123, (“SFAS No. 123”), “Accounting for Stock-Based Compensation”. SFAS No. 148 requires more prominent disclosures in both annual and interim financial statements about the method of accounting and effects of stock-based compensation on reported results. The Company uses the intrinsic value method of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” in accounting for its employee stock options, and presents disclosure of pro forma information required under SFAS No. 123, as amended by SFAS No. 148.

KYPHON INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table provides a reconciliation of net income (loss) to pro forma net loss as if the fair value method has been applied to all awards (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net income (loss), as reported	$541	$(1,668)
Add: Stock-based employee compensation expense included in reported net income (loss)	1,089	1,295
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,130)	(1,361)

Pro forma net loss	$(500)	$(1,734)

Net income (loss) per share
Basic:
As reported	$0.01	$(0.58)

Pro forma	$(0.01)	$(0.61)

Diluted:
As reported	$0.01	$(0.58)

Pro forma	$(0.01)	$(0.61)

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

NOTE 7—Acquisition:

In February 2003, the Company purchased all of the outstanding stock of Sanatis GmbH (“Sanatis”), a privately-held developer and manufacturer of orthopedic biomaterials based in Rosbach, Germany. The acquisition was made to add Sanatis’ experience developing and manufacturing orthopedic biomaterials and to complement the Company’s existing patent portfolio with Sanatis intellectual property surrounding calcium-based biomaterials and delivery technologies. The total purchase consideration for Sanatis consists of $4,493,000 in cash, and other acquisition costs of approximately $201,000.

The acquisition of Sanatis was accounted for using the purchase method of accounting and, accordingly, the results of operations of Sanatis have been included in the Company’s consolidated financial statements subsequent to February 25, 2003. The purchase price was allocated to the net tangible and identifiable intangible assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition as determined by management. The excess of the purchase price over the fair value of the net identifiable assets was allocated to goodwill. The purchase price was allocated as follows (in thousands):

Accounts receivable, net	$16
Other current assets	17
Property and equipment, net	76
Other assets	67
Assumed liabilities	(176)
Purchased in-process research and development	636
Goodwill	3,915
Patent	142

$4,693

KYPHON INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company is amortizing the patent application on a straight line basis over a five year period. No amortization of goodwill has been recorded. Instead, the Company will perform an assessment for impairment by applying a fair-value based test annually, or more frequently, if changes in circumstances or the occurrence of events suggests the remaining value is not recoverable.

The fair value of the identifiable assets, including the portion of the purchase price attributed to the patent application and purchased in-process research and development was determined by management. The income approach was used to value patent application and purchased in-process research and development, which includes an analysis of the completion costs, cash flows, other required assets and risk associated with achieving such cash flows. The present value of these cash flows was calculated with a discount rate of 40% for the patent application and 25% for the in-process research and development.

The in-process projects relate primarily to the development of absorbent calcium phosphate (“CaP”) cements that are used for application as bone replacement materials, and are expected to obtain legislative approval in certain regions over the next twelve months. The purchased in-process technology was not considered to have reached technological feasibility and it has no alternative future use. Accordingly, it was recorded as a component of operating expense. The revenues, expenses, cash flows and other assumptions underlying the estimated fair value of the purchased in-process research and development involve significant risks and uncertainties. The risks and uncertainties associated with completing the purchased in-process projects include retaining key personnel and being able to successfully and profitably produce, market and sell related products. The Company does not know of any developments which would lead it to significantly change its original estimate of the expected timing and commercial viability of these projects.

The following unaudited pro forma financial information is based on the respective historical financial statements of the Company and Sanatis. The pro forma financial information reflects the consolidated results of operations as if the acquisition of Sanatis occurred at the beginning of each of the periods presented and includes the amortization of the resulting other intangible assets. The pro forma financial data presented are not necessarily indicative of the Company’s results of operations that might have occurred had the transaction been completed at the beginning of the periods presented, and do not purport to represent what the Company’s consolidated results of operations might be for any future period (in thousands, except per share amounts).

	Three Months Ended March 31,
	2003	2002
Net sales	$25,137	$14,638
Net income (loss)	$541	$(1,682)

Net income (loss) per share:
Basic	$0.01	$(0.59)

Diluted	$0.01	$(0.59)

Weighted-average shares outstanding:
Basic	37,566	2,860

Diluted	40,895	2,860

NOTE 9—Recent Accounting Pronouncements:

In April of 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002. Under SFAS No. 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and

KYPHON INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Infrequently Occurring Events and Transactions Relating to Extraordinary Items.” SFAS No. 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. The adoption of SFAS No. 145 did not have a material impact on the consolidated financial position or results of the operations of the Company.

In June of 2002, the FASB issued SFAS No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143, “Accounting for Asset Retirement Obligations,” and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The adoption of SFAS No. 146 did not have a material impact on the consolidated financial position or results of the operations of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any ownership in any variable interest entities as of March 31, 2003. The Company believes that the adoption of FIN 46 will not have a material impact on the Company’s consolidated financial position or on its results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of selected factors, including those set forth below under “Risk Factors Affecting Operations and Future Results”.

Overview

It is our mission to be the recognized leader in restoring spinal function through minimally invasive therapies. Currently, our KyphX instruments consist of our KyphX Inflatable Bone Tamp, KyphX Inflation Syringe, KyphX Bone Access Systems, KyphX Bone Filler Device, and our KyphX Bone Biopsy Device. Our KyphX Inflatable Bone Tamp currently has 510(k) clearance for use as a conventional bone tamp for the reduction of fractures and/or the creation of a void in cancellous bone in the spine, hand, tibia, radius and calcaneus. The KyphX Xpander Inflatable Bone Tamp is marketed pursuant to the 510(k) clearance for the KyphX Inflatable Bone Tamp. The KyphX Inflation Syringe and 11 Gauge Bone Access Needle are 510(k)-cleared products that we currently obtain from a contract supplier. We believe our KyphX Introducer Tool Kit, KyphX Osteo Introducer System, KyphX Advanced Osteo Introducer, KyphX Advanced Osteo Introducer System, KyphX Bone Biopsy Device, and KyphX Bone Filler Device, when sold as manual orthopedic surgical instruments, are exempt from clearance or approval requirements. In May 2000, we commenced full commercial introduction of our KyphX instruments. From inception to March 31, 2003, we recognized $143.8 million in revenue from sales of our products.

We currently market our instruments in the United States through a direct sales organization to physicians who perform spine surgery, including orthopedic spine surgeons and neurosurgeons. We have European operations headquartered in Belgium. We sell directly in some European countries and use distributors and agents in other European countries and in South Korea.

Our future growth depends on increased penetration of our current market and on identifying new markets in which we can leverage our minimally invasive technology. To the extent any current or additional markets do not materialize or grow in accordance with our expectations, our sales could be lower than expected. Surgeons typically use bone cement to fill the void created in a vertebral body by our instruments. The FDA recently published an updated Public Health Web Notification entitled “Complications Related to the Use of Bone Cement in Treating Compression Fractures of the Spine.” The notification highlighted various safety concerns and indicates that the FDA is working with appropriate professional organizations and manufacturers of orthopedic devices to develop a basis for evaluating the safety and effectiveness of bone cements used to treat compression fractures of the spine.

Acquisition

In February 2003, we purchased Sanatis GmbH (“Sanatis”), for $4.5 million in cash and acquisition costs of $201,000. Sanatis is a privately-held developer and manufacturer of orthopedic biomaterials based in Rosbach, Germany. The acquisition was made to add Sanatis’ experience developing and manufacturing orthopedic biomaterials and to complement our existing patent portfolio with Sanatis intellectual property surrounding calcium-based biomaterials and delivery technologies. We have recorded the transaction using the purchase method of accounting. As a result of this transaction, we recorded an expense associated with the purchase of in-process research and development of $636,000, net tangible assets of $176,000, intangible assets of $142,000 and goodwill of $3,915,000. We are amortizing the intangible assets on a straight line basis over a five year period. No amortization of goodwill has been recorded. Instead, we will perform an assessment for impairment by applying a fair-value based test annually, or more frequently, if changes in circumstances or the occurrence of events suggests the remaining value is not recoverable.

Results of Operations

Three Months Ended March 31, 2003 and March 31, 2002

Net Sales.    Net sales generated from sales of our products were approximately $25.1 million for the three months ended March 31, 2003 as compared to approximately $14.6 million for the comparable period in 2002. The increase in net sales resulted from an increase in the number of trained physicians as well as an increase in the number of procedures performed by trained physicians. In the three months ended March 31, 2003 and 2002, 90% and 95%, respectively, of net sales were recognized in the United States. No customer accounted for more than 10% of total net sales for the three months ended March 31, 2003 and 2002.

Cost of Goods Sold.    Cost of goods sold consists of material, labor and overhead costs. Cost of goods sold were approximately $3.4 million for the three months ended March 31, 2003 as compared to approximately $2.3 million for the comparable period in 2002. The increase in the cost of goods sold resulted primarily from increased material, labor, and overhead costs associated with increased sales volume of our products. As a percentage of revenue, cost of goods sold decreased to 13% in the three months ended March 31, 2003 from 16% in the three months ended March 31, 2002 as a result of fixed overhead costs being spread over increased production volume and decreased direct material and subcontract unit costs.

Research and Development.    Research and development expenses consist of costs of product research, product development, regulatory and clinical functions and personnel. Those expenses increased to approximately $3.0 million for the three months ended March 31, 2003 from approximately $2.0 million for the comparable period in 2002. The increase primarily resulted from increased research and development consulting fees of $229,000, increased personnel costs of $211,000, increased basic and applied research funding of $168,000 and increased product testing and development expenditures of $161,000. We expect to continue to make significant investments in research and development and anticipate that research and development expenses will increase in the future.

Sales and Marketing.    Sales and marketing expenses consist of costs for personnel, physician training programs and marketing activities. These expenses increased to approximately $14.5 million for the three months ended March 31, 2003 from approximately $9.1 million for the comparable period in 2002 as we continued to build our sales and marketing organization in conjunction with increased product sales. The increase in sales and marketing expenses related primarily to a $3.6 million increase in the cost of hiring, training and compensating additional direct selling representatives, increased advertising, promotion, and trade show expenses of $641,000, increased consulting expenses of $309,000 and increased sales travel expenses of $276,000. As we continue to commercialize our KyphX instruments, we expect to significantly increase our sales and marketing efforts and expenditures.

General and Administrative.    General and administrative expenses consist of personnel costs, professional service fees, expenses related to intellectual property rights and general corporate expenses. These expenses increased to approximately $3.4 million for the three months ended March 31, 2003 from approximately $2.6 million for the three months ended March 31, 2002. The increase resulted primarily from increased personnel costs of $445,000, increased insurance and investor relations expenditures of $326,000 and increased legal and consulting services of $267,000 offset partially by decreased amortization of deferred stock-based compensation of $327,000. We expect general and administrative expenses to increase in the future as we add personnel, and continue to incur reporting and investor-related expenses as a public company.

Purchased In-Process Research and Development.    In February 2003, we acquired Sanatis, a privately-held developer and manufacturer of orthopedic biomaterials based in Rosbach, Germany. An independent appraisal was performed to determine the fair value of identified intangible assets and the allocation of the purchase price. The total cost of the acquisition was $4.7 million including assumed liabilities and acquisition costs, $636,000 of which was immediately expensed to purchased in-process research and development for the three months ended March 31, 2003. It was immediately expensed to operations as the technology acquired was not considered to have reached technological feasibility and it has no alternative future use.

Other and Interest Income (Expense), Net.    Other and interest income (expense), net, increased to $283,000 for the three months ended March 31, 2003 from ($315,000) for the three months ended March 31, 2002. The increase resulted from interest income from higher cash, cash equivalent and investments balances resulting from the proceeds of our initial public offering as well as due to decreased interest expense from repaid convertible promissory notes.

Liquidity and Capital Resources

In May 2002, we received net proceeds of approximately $94.9 million from our initial public offering of common stock. From inception through June 2001, we raised $38.0 million through private sales of redeemable convertible preferred stock. From July 2001 through February 2002, pursuant to a loan agreement, we issued to affiliates $14.0 million in promissory notes, all of which have either been repaid or converted into common stock. As of March 31, 2003, we had $45.1 million of cash and cash equivalents, $24.2 million of investments, and working capital of $83.8 million.

Cash Used in Operations.    Net cash used in operations was approximately $485,000 for the three months ended March 31, 2003 attributable primarily to increases in accounts receivable and inventories due to increased sales. These increases in use of cash for operations were offset in part by net income after adjustment for non-cash charges related to depreciation and amortization of deferred stock-based compensation and write-off of purchased in-process research and development expenses. Net cash used in operations was $2.8 million for the three months ended March 31, 2002 attributable primarily to net losses after adjustment for non-cash charges related to depreciation and amortization of deferred stock-based compensation, and increases in accounts receivable and inventories as we increased our net sales. These increases in use of cash in operations were offset in part by increases in accrued liabilities as we increased our operating expenses.

Cash Used in Investing Activities.    Net cash used in investing activities was approximately $5.4 million and approximately $487,000 for the three months ended March 31, 2003 and 2002, respectively. Cash used in investing activities reflected payment of $4.7 million in connection with the Sanatis acquisition for the three months ended March 31, 2003, and purchases of property and equipment for both periods.

Cash Provided by Financing Activities.    Net cash provided by financing activities was approximately $1.1 million for the three months ended March 31, 2003 and was attributable to the issuance of common stock under the employee stock purchase plan and exercise of stock options. Net cash provided by financing activities was approximately $2.6 million for the three months ended March 31, 2002 resulting primarily from proceeds of convertible promissory notes and exercise of stock options.

The Board of Directors approved a stock repurchase program on November 7, 2002 pursuant to which up to 2,000,000 shares of our outstanding common stock may be repurchased from time to time. The duration of the repurchase program is open-ended. Under the program, we may purchase shares of common stock through open market transactions at prices deemed appropriate by management. The purchases will be funded from available working capital. As of May 1, 2003, we had repurchased 30,000 shares pursuant to this repurchase program.

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

Recent Accounting Pronouncements

In April of 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002. Under SFAS No. 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions Relating to Extraordinary Items.” SFAS No. 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. The adoption of SFAS No. 145 did not have a material impact on our consolidated financial position or our results of operations.

In June of 2002, the FASB issued SFAS No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143, “Accounting for Asset Retirement Obligations,” and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The adoption of SFAS No. 146 did not have a material impact on our consolidated financial position or our results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not have any ownership in any variable interest entities as of March 31, 2003. We believe that the adoption of FIN 46 will not have a material impact on our consolidated financial position or on our results of operations.

Risk Factors Affecting Operations and Future Results

Risks Related to Our Business

Unless we obtain additional FDA approvals, or otherwise reach agreement with the FDA on an alternate approach that does not require further approvals, we will not be able to promote the use of our instruments in specific surgical procedures or the benefits of any surgical procedures (including procedures involving bone cement) using our instruments in the United States, and our ability to grow our business could be harmed.

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

In October 2002, the FDA published a Public Health Web Notification entitled “Complications Related to the Use of Bone Cement in Vertebroplasty and Kyphoplasty Procedures.” In April 2003 the FDA published an update to the original notification entitled “Complications Related to the Use of Bone Cement in Treating Compression Fractures of the Spine” The updated notification states that reported complications related to the use of polymethylmethacrylate bone cements to treat compression fractures of the spine, such as soft tissue damage and nerve root pain and compression, have resulted from leakage of bone cement, and that other complications include pulmonary embolism, respiratory and cardiac failure, abdominal intrusions/ileus and death had been reported. The notification is subject to potential future revision at the sole discretion of the FDA. The content of a revised notification can not be predicted. The notification indicates that the FDA is working with appropriate professional organizations and manufacturers of orthopedic devices to develop a basis for evaluating the safety and effectiveness of bone cements used to treat compression fractures of the spine. The notification requests that the healthcare community follow established procedures for reporting of deaths or serious injuries resulting from the use of medical devices, including bone cement. The notification, itself, may raise concerns with our customers, potential customers and reimbursement organizations, which could impact our ability to sell and promote our instrument. An increase in reports of deaths or serious injuries could lead to the FDA issuing safety alerts, health advisories, or FDA-mandated labeling changes restricting use of our instruments, including new warnings regarding their use or contraindicating their use with bone cement. In addition, increased reporting of adverse events would expose us to product liability litigation, and our current insurance coverage limits may not be adequate. Product liability insurance is expensive and may not be available to us in the future on acceptable terms, if at all.

In the United States, we are not permitted to promote, or train physicians in, the use of our KyphX instruments with bone cement in the spine, unless we obtain additional FDA approvals or reach agreement with FDA that such approvals are not required.

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

If we are unable to obtain U.S. regulatory approval to market the use of bone cement for use with our instruments in spine fracture surgery or to document resulting benefits, or reach agreement with FDA on an alternate approach that does not require further approvals, our future competitive position and revenue may be harmed.

We may need to seek regulatory approval to initiate a clinical study designed to support FDA approval for the use of bone cement as a bone void filler material in a specific minimally-invasive spine procedure. There are many risks associated with conducting the clinical study, including our ability to:

•	obtain FDA approval of our study protocol;
•	enroll patients;
•	avoid adverse patient outcomes; and
•	demonstrate safety and efficacy.

Any of these factors could delay, limit or prevent our successful completion of a clinical study and our regulatory approval. If we are unable to obtain FDA approval of bone cement for use in spine surgery, our future competitive position and revenues may be harmed.

Our failure to obtain or maintain necessary regulatory clearances or approvals could hurt our ability to commercially distribute and market our KyphX instruments.

Our KyphX instruments are considered medical devices and are subject to extensive regulation in the United States and in foreign countries where we intend to do business. Unless an exemption applies, each medical device that we wish to market in the United States must first receive either 510(k) clearance or premarket approval from the FDA. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may take longer. The premarket approval process generally takes from one to three years from the time the application is filed with the FDA, but it can be significantly longer and can be significantly more expensive than the 510(k) clearance process. Although we have obtained 510(k) clearance for the KyphX Inflatable Bone Tamp to help repair fractures in specific sites in the spine, hand, leg, arm and heel, our 510(k) clearance can be revoked if safety or effectiveness problems develop. We also may be required to obtain 510(k) clearance or premarket approval to market additional instruments or for new indications for our KyphX instruments. Before we can market any bone cement product for use in spine surgery, we must first obtain regulatory approval. We cannot be certain that we would obtain 510(k) clearance or premarket approval in a timely manner or at all. Delays in obtaining clearances or approvals may adversely affect our revenue and future profitability.

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

Our world-wide direct sales organization has increased from 31 employees in October 2000 to 132 employees in March 2003. The growth that we have experienced, and in the future may experience, provides challenges to our organization, requiring us to rapidly expand our personnel and manufacturing operations. We may not be able to hire sufficient personnel to meet our growth goals. As a result, our failure to recruit additional sales personnel may result in our inability to meet our projections. Future growth may strain our infrastructure, operations, product development and other managerial and operating resources. If our business resources become strained, we may not be able to deliver instruments in a timely manner.

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

We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights, in order to protect our rights or further determine the scope and validity of our intellectual property protection. These claims could result in costly litigation and the diversion of management attention and resources away from our business.

Risks Related to the Public Market

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders together control approximately 63.0% of our outstanding common stock as of May 1, 2003. If these stockholders act together, they will be able to control our management and affairs in all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk at March 31, 2003 is related to our investment portfolio and our borrowings. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Floating rate investments may produce less income than expected if interest rates fall, and floating rate borrowings will lead to additional interest expense if interest rates increase. Due in part to these factors, our future investment income may fall short of expectations due to changes in U.S. interest rates.

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

We have operated mainly in the United States, and 90% and 95% of our sales were made in U.S. dollars in the three months ended March 31, 2003 and 2002, respectively. To date, we have not had any material exposure to foreign currency rate fluctuations. The majority of our European sales are derived from European Union countries and are denominated in the Euro. Monthly income and expense from our European operations are translated using average rates and balance sheets are translated using month end rates. Differences are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss).

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

PART II:    OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

In May 2002, we completed our initial public offering, including exercise of the underwriters’ over-allotment option, of 6,900,000 shares at an initial public offering price of $15.00 per share, for aggregate cash proceeds of approximately $103.4 million. Our managing underwriters for the offering were U.S. Bancorp Piper Jaffray Inc., Banc of America Securities LLC and Bear, Stearns & Co. Inc. In connection with the offering, we paid a total of approximately $7.2 million in underwriting discounts and commissions and $1.3 million in other offering costs. After deducting the underwriting discounts and commissions and the offering costs, our net proceeds from the offering, including the over-allotment option, were approximately $94.9 million. We have invested $24.2 million in debt securities. We are currently investing the remaining net proceeds from the offering for future use as additional working capital. Such remaining net proceeds have been invested in money market funds with average maturities of less than 90 days.

Of the approximately $94.9 million in net offering proceeds, through March 31, 2003, we have spent $14.2 million for repayment of outstanding convertible promissory notes held by affiliates, plus accrued interest; $41.5 million for sales and marketing initiatives to support the ongoing commercialization of our KyphX instruments; $4.8 million for support of clinical studies and reimbursement efforts; $4.2 million for product research and development; $10.2 million for general corporate purposes and $16.9 million for the strategic acquisition of third party technology. All amounts represent estimates of direct or indirect payments of amounts to third parties.

ITEM 5.    OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002(the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external accountants. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee has approved the engagement of PricewaterhouseCoopers LLP for the following non-audit services: (1) tax matter consultations concerning federal and state taxes; (2) the preparation of federal and state income tax returns; (3) the 401(k) audit; and (4) the assessment of our system of internal financial controls.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Number	Description

3.2*	Amended and Restated Certificate of Incorporation of the Registrant.

3.4*	Bylaws of the Registrant.

4.1*	Specimen common stock certificate of the Registrant.

10.1*	Form of Indemnification Agreement for directors and executive officers.

10.2*	1996 Stock Option Plan, including form of option agreement.

10.3*	2002 Stock Plan, including form of option agreement.

10.4*	2002 Employee Stock Purchase Plan, including form of employee stock purchase plan subscription agreement.

10.5*	2002 Director Option Plan, including form of option agreement.
10.8*	Lease dated January 27, 2000 for office space located at 1350 Bordeaux Drive, Sunnyvale, CA 94089 and Second Amendment to Lease dated November 29, 2001.

Number	Description

10.8.1*	Third Amendment to Lease dated March 29, 2002 for office space located at 1350 Bordeaux Drive, Sunnyvale, CA 94089.

10.9 *	Employment Agreement between the Registrant and Gary L. Grenter dated July 16, 2001.

10.10*	Promissory Note Secured by Deed of Trust between the Registrant and Gary L. Grenter dated December 31, 2001.

10.11*	Amended and Restated Stockholder Rights Agreement effective as of December 14, 1999, among the Registrant and certain stockholders of the Registrant.

10.12**	Employment Agreement between the Registrant and Richard W. Mott dated September 3, 2002.

10.13†**	Sublicense Agreement effective as of August 19, 2002, between the Registrant and Bonutti Research, Inc.

10.14***	Stock Purchase Agreement by and between Kyphon and the shareholders of Sanatis GmbH, dated February 15, 2003.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 ..

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-83678), which was declared effective on May 16, 2002.

**	Incorporated by reference from our Form 10-Q filed on November 13, 2002.

***	Incorporated by reference from our Form 8-K filed on March 7, 2003.

†	Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the Commission.

(b)	Reports on Form 8-K.

On March 7, 2003, we filed a Form 8-K under Item 5 regarding our February 2003 acquisition of Sanatis GmbH, a privately-held developer and manufacturer of orthopedic biomaterials based in Rosbach, Germany.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kyphon Inc.

Date:	May 13, 2003	By:	/s/ RICHARD W. MOTT
Richard W. Mott President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 13, 2003	By:	/s/ JEFFREY L. KAISER
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003	By:	/s/ RICHARD W. MOTT
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003	By:	/s/ JEFFREY L. KAISER
Jeffrey L. Kaiser Vice President of Finance and Administration, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)