Form 10-Q
period 2003-06-30
KYPHON INC
filed 2003-08-14
CIK 1123313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003 or

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

YES ☒   NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12b-2 of the Exchange Act).

YES ☒   NO ☐

Class	Shares Outstanding at August 1, 2003
Common Stock, $0.001 par value	38,642,613

KYPHON INC.

FORM 10-Q

PART I:    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KYPHON INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	$31,081	$18,238	$56,218	$32,832
Cost of goods sold	3,950	2,393	7,300	4,663

Gross profit	27,131	15,845	48,918	28,169

Operating expenses:
Research and development	4,036	2,368	7,046	4,329
Sales and marketing	16,548	10,486	31,009	19,634
General and administrative	3,938	2,811	7,360	5,379
Purchased in-process research and development	—	—	636	—

Total operating expenses	24,522	15,665	46,051	29,342

Income (loss) from operations	2,609	180	2,867	(1,173)
Interest income (expense) and other, net	211	(3,141)	494	(3,456)

Net income (loss)	$2,820	$(2,961)	$3,361	$(4,629)

Net income (loss) per share:
Basic	$0.07	$(0.15)	$0.09	$(0.42)

Diluted	$0.07	$(0.15)	$0.08	$(0.42)

Weighted-average shares outstanding:
Basic	38,069	19,304	37,820	11,129

Diluted	41,429	19,304	41,178	11,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2003	December 31, 2002
Assets	(unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$43,443	$49,867
Investments	27,624	21,224
Accounts receivable, net	18,161	13,934
Inventories	6,053	4,416
Prepaid expenses and other current assets	3,609	1,683
Related party note receivable, net of discount	1,844	2,390

Total current assets	100,734	93,514

Investments	533	3,212
Property and equipment, net	5,161	4,265
Goodwill and other intangible assets, net	4,074	—
Other assets	723	533

Total assets	$111,225	$101,524

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,597	$2,518
Accrued liabilities	7,470	7,492

Total current liabilities	11,067	10,010

Stockholders' equity:
Common stock, $0.001 par value per share	38	37
Additional paid-in capital	164,931	163,354
Treasury stock, at cost	(201)	(201)
Deferred stock-based compensation, net	(8,994)	(11,947)
Accumulated other comprehensive income	1,054	302
Accumulated deficit	(56,670)	(60,031)

Total stockholders' equity	100,158	91,514

Total liabilities and stockholders' equity	$111,225	$101,524

(1)	The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statement at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$3,361	$(4,629)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for doubtful accounts receivable	180	—
Provision for excess and obsolete inventories	—	179
Depreciation and amortization	926	545
Non-cash interest expense	—	3,081
Loss on disposal of property and equipment	44	20
Amortization of deferred stock-based compensation	2,942	3,305
Purchased in-process research and development	636	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(4,391)	(4,811)
Inventories	(1,637)	(2,073)
Prepaid expenses and other current assets	(726)	(488)
Other assets	349	17
Accounts payable	1,079	737
Accrued liabilities	(198)	1,103

Net cash provided by (used in) operating activities	2,565	(3,014)

Cash flows from investing activities:
Acquisition of property and equipment	(1,790)	(979)
Maturities and sales of investments	11,023	—
Purchase of investments	(15,229)	—
Payment for acquisition	(4,693)	—

Net cash used in investing activities	(10,689)	(979)

Cash flows from financing activities:
Proceeds from issuance of common stock	722	94,925
Repurchase of common stock	—	(23)
Proceeds from exercise of warrants	—	77
Proceeds from exercise of stock options	866	791
Proceeds from convertible promissory notes	—	2,000
Proceeds from related party note receivable	—	379
Repayment of convertible promissory notes	—	(13,300)
Repayment of notes payable	—	(136)

Net cash provided by financing activities	1,588	84,713

Effect of foreign exchange rates on cash and cash equivalents	112	55
Net increase (decrease) in cash and cash equivalents	(6,424)	80,775
Cash and cash equivalents at beginning of period	49,867	3,352

Cash and cash equivalents at end of period	$43,443	$84,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—Organization, Basis of Presentation, and Significant Accounting Policies:

Organization

Kyphon Inc. (“Kyphon” or the “Company”) is a global medical device company specializing in the design, manufacture and marketing of instruments used in minimally invasive therapies for surgeons and their patients for the restoration of spinal anatomy. The Company is focused on surgical tools that use our proprietary balloon technologies for the repair of spine fractures. The Company markets its products through sales representatives in the United States, and through a combination of sales representatives, distributors and agents in its international markets. The Company is headquartered in Sunnyvale, California.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or for any future period. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements filed on Form 10-K for the fiscal year ended December 31, 2002.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Form 10-K for the year ended December 31, 2002 and have not changed materially as of June 30, 2003.

NOTE 2—Net Income (Loss) Per Share:

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock shares outstanding for the period, less weighted-average common stock shares subject to repurchase. Diluted net income (loss) per share is computed giving effect to all potential dilutive common stock, including options, warrants, convertible promissory notes and redeemable convertible preferred stock.

KYPHON INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss)	$2,820	$(2,961)	$3,361	$(4,629)

Weighted-average shares outstanding	38,102	19,469	37,857	11,291
Less: weighted-average shares subject to repurchase	(33)	(165)	(37)	(162)

Basic weighted-average shares outstanding	38,069	19,304	37,820	11,129

Dilutive effect of:
Options to purchase common stock	3,296	—	3,294	—
Warrants	64	—	64	—

Diluted weighted-average shares outstanding	41,429	19,304	41,178	11,129

Basic earnings per share	$0.07	$(0.15)	$0.09	$(0.42)

Diluted earnings per share	$0.07	$(0.15)	$0.08	$(0.42)

The following potential dilutive securities were excluded from the computation of diluted net income (loss) per share, as they had an antidilutive effect (in thousands):

	June 30,
	2003	2002
Options to purchase common stock	1,286	6,516
Common stock subject to repurchase	28	159
Warrants	—	99

NOTE 3—Comprehensive Income (Loss):

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized losses on available-for-sale securities and cumulative translation adjustment represent the components of comprehensive income (loss) that are excluded from net income (loss).

The changes in components of comprehensive income (loss) for the periods presented are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss)	$2,820	$(2,961)	$3,361	$(4,629)
Unrealized losses on available-for-sale securities	(19)	—	(14)	—
Cumulative translation adjustment	577	126	766	129

Comprehensive income (loss)	$3,378	$(2,835)	$4,113	$(4,500)

NOTE 4—Deferred Stock-Based Compensation:

As of June 30, 2003, the Company has recorded a cumulative $24,804,000 of deferred stock-based compensation related to stock options granted to non-employees and employees. Stock-based compensation expense is being recognized on a straight-line basis over the vesting periods of the related options, generally four years. The Company recognized stock-based compensation expense as follows (in thousands):

KYPHON INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Cost of goods sold	$130	$149	$239	$294
Research and development	667	513	1,141	905
Sales and marketing	571	547	1,058	1,123
General and administrative	264	415	504	983

	$1,632	$1,624	$2,942	$3,305

NOTE 5—Inventories:

At June 30, 2003 and December 31, 2002, inventories consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
Raw materials	$3,247	$2,039
Work-in-process	384	767
Finished goods	2,422	1,610

	$6,053	$4,416

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

The following table provides a reconciliation of net income (loss) and net income (loss) per share to pro forma net income (loss) and pro forma net income (loss) per share as if the fair value method has been applied to all awards (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income (loss), as reported	$2,820	$(2,961)	$3,361	$(4,629)

Add: Stock-based employee compensation expense included in reported net income (loss)	1,075	1,397	2,164	2,692

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,921)	(1,475)	(4,051)	(2,835)

Pro forma net income (loss)	$1,974	$(3,039)	$1,474	$(4,772)

Net income (loss) per share

Basic:
As reported	$0.07	$(0.15)	$0.09	$(0.42)

Pro forma	$0.05	$(0.16)	$0.04	$(0.43)

Diluted:
As reported	$0.07	$(0.15)	$0.08	$(0.42)

Pro forma	$0.05	$(0.16)	$0.04	$(0.43)

KYPHON INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which require that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

NOTE 7—Acquisition:

In February 2003, the Company purchased all of the outstanding stock of Sanatis GmbH (“Sanatis”), a privately-held developer and manufacturer of orthopedic biomaterials based in Rosbach, Germany. The acquisition was made to add Sanatis’ experience developing and manufacturing orthopedic biomaterials and to complement the Company’s existing patent portfolio with Sanatis intellectual property surrounding calcium-based biomaterials and delivery technologies. The total purchase consideration for Sanatis consists of $4,492,000 in cash, and other acquisition costs of $201,000.

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

$4,693

The Company is amortizing the patent application on a straight line basis over a five year period. No amortization of goodwill has been recorded. Instead, the Company will perform an assessment for impairment by applying a fair-value based test annually, or more frequently if changes in circumstances or the occurrence of events suggests the remaining value is not recoverable.

The fair value of the identifiable assets, including the portion of the purchase price attributed to the patent application and purchased in-process research and development was determined by management. The income approach was used to value patent application and purchased in-process research and development, which includes an analysis of the completion costs, cash flows, other required assets and risk associated with achieving such cash flows. The present value of these cash flows was calculated with an effective tax rate of 40% and a discount rate of 25% for the patent application and purchased in-process research and development.

The in-process projects relate primarily to the development of resorpable calcium phosphate (“CaP”) cements that are used for application as bone replacement materials, and are expected to obtain regulatory approval in certain regions over the next twelve months. The purchased in-process technology was not considered to have reached technological feasibility and it has no alternative future use. Accordingly, it was recorded as a component of operating expense. The revenues, expenses, cash flows and other assumptions underlying the estimated fair value of the purchased in-process research and development involve significant risks and uncertainties. The risks and uncertainties associated with completing the purchased in-process projects include retaining key personnel and being able to successfully and profitably produce, market and sell related products. The Company does not know of any developments which would lead it to significantly change its original estimate of the expected timing and commercial viability of these projects.

KYPHON INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2002	2003	2002
Net sales	$18,282	$56,218	$32,920
Net income (loss)	$(2,975)	$3,324	$(4,657)
Net income (loss) per share:
Basic	$(0.15)	$0.09	$(0.42)

Diluted	$(0.15)	$0.08	$(0.42)

Weighted-average shares outstanding:
Basic	19,304	37,820	11,129

Diluted	19,304	41,178	11,129

NOTE 8—Recent Accounting Pronouncements:

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

In June of 2002, the FASB issued SFAS No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143, “Accounting for Asset Retirement Obligations,” and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The adoption of SFAS No. 146 did not have a material impact on the consolidated financial position or results of the operations of the Company.

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF Issue No. 00-21). EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of EITF Issue No. 00-21 will not have a material impact on the Company’s consolidated financial position or its results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any ownership in any variable interest entities as of June 30, 2003. The Company believes that the adoption of FIN 46 will not have a material impact on the Company’s consolidated financial position or on its results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first fiscal period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company believes that the adoption of SFAS No. 150 will not have a material impact on the Company’s consolidated financial position or its results of operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our industry’s results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of selected factors, including those set forth below under “Risk Factors Affecting Operations and Future Results”.

Overview

It is our mission to be the recognized leader in restoring spinal function through minimally invasive therapies. Currently, our KyphX instruments consist of our KyphX Inflatable Bone Tamp, KyphX Inflation Syringe, KyphX Bone Access Systems, KyphX Bone Filler Device, and our KyphX Bone Biopsy Device. Our KyphX Inflatable Bone Tamp currently has 510(k) clearance for use as a conventional bone tamp for the reduction of fractures and/or the creation of a void in cancellous bone in the spine, hand, tibia, radius and calcaneus. The KyphX Xpander Inflatable Bone Tamp is marketed pursuant to the 510(k) clearance for the KyphX Inflatable Bone Tamp. The KyphX Inflation Syringe and 11 Gauge Bone Access Needles are 510(k)-cleared products that we currently obtain from a contract supplier. We believe our KyphX Introducer Tool Kit, KyphX Osteo Introducer System, KyphX Advanced Osteo Introducer, KyphX Advanced Osteo Introducer System, KyphX Bone Biopsy Device, and KyphX Bone Filler Device, when sold as manual orthopedic surgical instruments, are exempt from clearance or approval requirements. In May 2000, we commenced full commercial introduction of our KyphX instruments. From inception to June 30, 2003, we recognized $174.9 million in revenue from sales of our products.

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

Results of Operations

Three Months Ended June 30, 2003 and June 30, 2002

Net Sales.    Net sales generated from sales of our products were approximately $31.1 million for the three months ended June 30, 2003 as compared to approximately $18.2 million for the comparable period in 2002. The increase in net sales resulted from an increase in the number of trained physicians as well as an increase in the number of procedures performed by trained physicians. In the three months ended June 30, 2003 and 2002, 89% and 94%, respectively, of net sales were recognized in the United States. No customer accounted for more than 10% of total net sales for the three months ended June 30, 2003 and 2002.

Cost of Goods Sold.    Cost of goods sold consists of material, labor and overhead costs. Cost of goods sold were approximately $4.0 million for the three months ended June 30, 2003 as compared to approximately $2.4 million for the comparable period in 2002. The increase in the cost of goods sold resulted primarily from increased material, labor, and overhead costs associated with increased sales volume of our products. As a percentage of net sales, cost of goods sold remained unchanged at 13% for the three months ended June 30, 2003 and 2002.

Research and Development.    Research and development expenses consist of costs of product research, product development, regulatory and clinical functions and personnel. Those expenses increased to approximately $4.0 million for the three months ended June 30, 2003 from approximately $2.4 million for the comparable period in 2002. The increase primarily resulted from increased basic and applied research funding of $479,000, increased personnel costs of $433,000, increased research and development consulting fees of $232,000 and increased product testing and development expenditures of $162,000. We expect to continue to make significant investments in research and development and anticipate that research and development expenses will increase in the future.

Sales and Marketing.    Sales and marketing expenses consist of costs for personnel, physician training programs and marketing activities. These expenses increased to approximately $16.5 million for the three months ended June 30, 2003 from approximately $10.5 million for the comparable period in 2002 as we continued to build our sales and marketing organization in conjunction with increased product sales. The increase resulted from increased cost of hiring, training and compensating additional personnel including direct selling representatives of $4.2 million and increased advertising, promotion and trade show expenses of $1.3 million. As we continue to commercialize our KyphX instruments, we expect to significantly increase our sales and marketing efforts and expenditures.

General and Administrative.    General and administrative expenses consist of personnel costs, professional service fees, expenses related to intellectual property rights and general corporate expenses. These expenses increased to approximately $3.9 million for the three months ended June 30, 2003 from approximately $2.8 million for the three months ended June 30, 2002. The increase resulted primarily from increased personnel costs of $484,000, increased travel expenses of $201,000, increased legal and consulting services of $168,000 and increased insurance and public company expenses of $120,000, offset partially by decreased amortization of deferred stock-based compensation of $151,000. We expect general and administrative expenses to increase in the future as we add personnel, and continue to incur reporting and other public company expenses.

Other and Interest Income (Expense), Net.    Other and interest income (expense), net, increased to $211,000 for the three months ended June 30, 2003 from ($3.1) million for the three months ended June 30, 2002. The increase resulted from interest income from higher cash, cash equivalent and investment balances resulting from the proceeds of our initial public offering. Interest expense for the three months ended June 30, 2002 includes non-cash interest expense of approximately $3.1 million related to the beneficial conversion feature and the fair value of warrants issued in connection with the convertible promissory notes.

Six Months Ended June 30, 2003 and June 30, 2002

Net Sales.    Net sales generated from sales of our products were approximately $56.2 million for the six months ended June 30, 2003 as compared to approximately $32.8 million for the comparable period in 2002. The increase in net sales resulted from an increase in the number of trained physicians as well as an increase in the number of procedures performed by trained physicians. In the six months ended June 30, 2003 and 2002, 90% and 94%, respectively, of net sales were recognized in the United States. No customer accounted for more than 10% of total net sales for the six months ended June 30, 2003 and 2002.

Cost of Goods Sold.    Cost of goods sold consists of material, labor and overhead costs. Cost of goods sold were approximately $7.3 million for the six months ended June 30, 2003 as compared to approximately $4.7 million for the comparable period in 2002. The increase in the cost of goods sold resulted primarily from increased material, labor, and overhead costs associated with increased sales volume of our products. As a percentage of net sales, cost of goods sold decreased to 13% in the six months ended June 30, 2003 from 14% in the six months ended June 30, 2002 as a result of fixed overhead costs being spread over increased production volume and decreased direct material and subcontract unit costs.

Research and Development.    Research and development expenses increased to approximately $7.0 million for the six months ended June 30, 2003 from approximately $4.3 million for the comparable prior year period. The increase primarily resulted from increased basic and applied research funding of $647,000, increased personnel costs of $644,000, increased research and development consulting fees of $461,000 and increased product testing and development expenditures of $323,000. We expect to continue to make significant investments in research and development and anticipate that research and development expenses will increase in the future.

Sales and Marketing.    Sales and marketing expenses consist of costs for personnel, physician training programs and marketing activities. These expenses increased to approximately $31.0 million for the six months ended June 30, 2003 from approximately $19.6 million for the comparable period in 2002. The increase resulted from increased cost of hiring, training and compensating additional personnel including direct selling representatives of $7.9 million and increased advertising, promotion and trade show expenses of $2.2 million. As we continue to commercialize our KyphX instruments, we expect to significantly increase our sales and marketing efforts and expenditures.

General and Administrative.    General and administrative expenses increased to approximately $7.4 million for six months ended June 30, 2003 from approximately $5.4 million for the comparable prior year period. The increase resulted primarily from increased personnel costs of $929,000, increased legal and consulting services of $435,000, increased insurance and public company expenses of $383,000, offset partially by decreased amortization of stock-based compensation of $478,000. We expect general and administrative expenses to increase in the future as we add personnel, and continue to incur reporting and other public company expenses.

Purchased In-Process Research and Development.    In February 2003, we acquired Sanatis, a privately-held developer and manufacturer of orthopedic biomaterials based in Rosbach, Germany. An independent appraisal was performed to determine the fair value of identified intangible assets and the allocation of the purchase price. The total cost of the acquisition was $4.7 million including assumed liabilities and acquisition costs, $636,000 of which was immediately expensed to purchased in-process research and development for the six months ended June 30, 2003. It was immediately expensed to operations as the technology acquired was not considered to have reached technological feasibility and it has no alternative future use.

Other and Interest Income (Expense), Net.    Other and interest income (expense), net, increased to $494,000 for the six months ended June 30, 2003 from ($3.5) million for the six months ended June 30, 2002. The increase resulted from interest income from higher cash, cash equivalent and investment balances resulting from the proceeds of our initial public offering as well as due to decreased interest expense from repaid convertible promissory notes. Interest expense for the six months ended June 30, 2002 includes non-cash interest expense of $3.1 million related to the beneficial conversion feature and the fair value of warrants issued in connection with the convertible promissory notes.

Liquidity and Capital Resources

In May 2002, we received net proceeds of approximately $94.9 million from our initial public offering of common stock. From inception through June 2001, we raised $38.0 million through private sales of redeemable convertible preferred stock. From July 2001 through February 2002, pursuant to a loan agreement, we issued to affiliates $14.0 million in promissory notes, all of which have either been repaid or converted into common stock. As of June 30, 2003, we had $43.4 million of cash and cash equivalents, $28.2 million of investments, and working capital of $89.7 million.

Cash Provided by (Used in) Operations.    Net cash provided by operations was approximately $2.6 million for the six months ended June 30, 2003 attributable primarily to net income for the period and adjustments for non-cash charges related to amortization of deferred stock-based compensation, depreciation and amortization of property and equipment and write-off of purchased in-process research and development expenses. These increases in cash provided by operations were offset in part by increases in accounts receivable and inventories as we increase our sales. Net cash used in operations was $3.0 million for the six months ended June 30, 2002 attributable primarily to our net loss after adjustment for non-cash charges related to depreciation and amortization of deferred stock-based compensation, and increases in accounts receivable and inventories as we increased our net sales. These increases in use of cash in operations were offset in part by increases in accounts payable and accrued liabilities as we increase our operating expenses. In addition, for the six months ended June 30, 2002, $3.1 million of non-cash interest expense was included as an adjustment to net loss.

Cash Used in Investing Activities.    Net cash used in investing activities was approximately $10.7 million and approximately $979,000 for the six months ended June 30, 2003 and 2002, respectively. Cash used in investing activities reflected payment of $4.7 million in connection with the Sanatis acquisition and $4.2 million in net purchases of available-for-sale securities for the six months ended June 30, 2003 and purchase of property and equipment for both periods.

Cash Provided by Financing Activities.    Net cash provided by financing activities was approximately $1.6 million for the six months ended June 30, 2003 and was attributable to the issuance of common stock under the employee stock purchase plan and exercise of stock options. Net cash provided by financing activities was approximately $84.7 million for the six months ended June 30, 2002, resulting primarily from the proceeds of approximately $94.9 million from issuing common stock in our initial public offering partially offset by repayment of convertible promissory notes of $13.3 million.

The Board of Directors approved a stock repurchase program on November 7, 2002 pursuant to which up to 2,000,000 shares of our outstanding common stock may be repurchased. The duration of the repurchase program is open-ended. Under the program, we may purchase shares of common stock through open market transactions at prices deemed appropriate by management. The purchases will be funded from available working capital. As of August 1, 2003, we had repurchased 30,000 shares pursuant to this repurchase program.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not have any ownership in any variable interest entities as of June 30, 2003. We believe that the adoption of FIN 46 will not have a material impact on our consolidated financial position or on our results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first fiscal period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company believes that the adoption of SFAS No. 150 will not have a material impact on the Company’s consolidated financial position or its results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not have any ownership in any variable interest entities as of June 30, 2003. We believe that the adoption of FIN 46 will not have a material impact on our consolidated financial position or on our results of operations.

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

In October 2000, we received a Warning Letter from the FDA challenging the promotional claims that we were making for our KyphX instruments. It was the FDA’s position that our regulatory clearance for the KyphX Inflatable Bone Tamp did not permit us to promote the product for use in any specific sites in the body, or for any specific surgical procedures. The FDA also stated that we could not promote any clinical benefits of surgical procedures using our instruments until we obtained additional regulatory approvals related to the benefits. After discussions and correspondence with the FDA, we agreed to abide by these restrictions and revised our promotional campaign accordingly. Subsequently, we obtained our current 510(k) clearance to promote the KyphX Inflatable Bone Tamp as a conventional bone tamp in the reduction of fracture and/or creation of a void in cancellous bone in the spine, hand, tibia, and calcaneus. In order to promote the use of our devices for specific procedures and with certain resultant patient benefits, we must obtain further market clearances or approvals, which may require additional clinical data to be generated to support such clearance or approval. If such an application or applications are filed, we can provide no assurance that they will be approved in a timely fashion, if at all. If we fail to obtain these additional necessary regulatory approvals, our ability to generate revenues may be harmed.

If regulatory authorities find that bone cement should not be used in the spine, our ability to sell and promote our instruments would be harmed, and our exposure to product liability litigation could increase.

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

In July 2003, the Medicines and Healthcare Products Regulatory Agency of the United Kingdom issued a Medical Device Alert entitled, “Injectable polymeric cements in percutaneous vertebroplasty, balloon kyphoplasty and pedicle screw augmentation procedures.” The UK MHRA has received reports of bone cement leaking during vertebroplasty and pedicle screw augmentation procedures leading to patient complications. The UK MHRA notification may apply to procedures using KyphX devices due to similarities in the procedures, although kyphoplasty has not been widely introduced into the UK and no patient complications have been reported. The notification asks physicians to consider alternatives before performing procedures using bone cement in the spine, to use the manufacturer’s instructions in preparing bone cements for use in the spine, and to take specific precautions before and during those procedures.

The notifications themselves may raise concerns with our customers, potential customers and reimbursement organizations, which could impact our ability to sell and promote our instrument. An increase in reports of deaths or serious injuries could lead to the FDA or international regulatory agencies issuing safety alerts, health advisories, or mandated labeling changes restricting use of our instruments, including new warnings regarding their use or contraindicating their use with bone cement. In addition, increased reporting of adverse events would expose us to product liability litigation, and our current insurance coverage limits may not be adequate. Product liability insurance is expensive and may not be available to us in the future on acceptable terms, if at all.

In the United States, we are not permitted to promote, or train physicians in, the use of our KyphX instruments with bone cement in the spine.

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

If we are unable to obtain U.S. regulatory approval to market the use of bone cement for use with our instruments in spine fracture surgery or to document resulting benefits, our future competitive position and revenue may be harmed.

We may need to seek regulatory approval to initiate a clinical study designed to support FDA approval for the use of bone cement as a bone void filler material in a specific minimally-invasive spine procedure. There are many risks associated with conducting the clinical study, including our ability to:

•	obtain FDA approval of our study protocol;
•	enroll patients;
•	avoid adverse study outcomes; and
•	demonstrate safety and effectiveness.

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

Our KyphX instruments are considered medical devices and are subject to extensive regulation in the United States and in foreign countries where we intend to do business. Unless an exemption applies, each medical device that we wish to market in the United States must first receive either 510(k) clearance or premarket approval from the FDA. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may take longer. The premarket approval process generally takes from one to three years from the time the application is filed with the FDA, but it can be significantly longer and can be significantly more expensive than the 510(k) clearance process. Although we have obtained 510(k) clearance for the KyphX Inflatable Bone Tamp to help repair fractures in specific sites in the spine, hand, leg, arm and heel, our 510(k) clearance can be revoked if safety or effectiveness problems develop. We also may be required to obtain 510(k) clearance or premarket approval to market additional instruments and will be required to obtain additional clearances/approvals for new indications for our KyphX instruments. Before we can market any bone cement product for use in spine surgery, we must first obtain regulatory approval. We cannot be certain that we would obtain 510(k) clearance or premarket approval in a timely manner or at all. Delays in obtaining clearances or approvals may adversely affect our revenue and future profitability.

Modifications to our marketed devices may require new 510(k) clearances or premarket approvals or may require us to cease marketing or recall the modified devices until clearances are obtained.

Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or, possibly, premarket approval. The FDA requires every manufacturer to make this determination in the first instance, but the FDA can review any manufacturer’s decision. We have modified aspects of our KyphX instruments without seeking new 510(k) clearances. The FDA may not agree with any of our decisions not to seek new clearances or approvals. If the FDA requires us to seek 510(k) clearance or premarket approval for any of these modifications to a previously cleared instrument, we may be required to cease marketing or to recall the modified device until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

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

Our world-wide direct sales organization has increased from 31 employees in October 2000 to 168 employees in June 2003. The growth that we have experienced, and in the future may experience, provides challenges to our organization, requiring us to rapidly expand our personnel and manufacturing operations. We may not be able to hire sufficient personnel to meet our growth goals. As a result, our failure to recruit additional sales personnel may result in our inability to meet our projections. Future growth may strain our infrastructure, operations, product development and other managerial and operating resources. If our business resources become strained, we may not be able to deliver instruments in a timely manner.

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

Our officers, directors and principal stockholders together control approximately 61% of our outstanding common stock as of August 1, 2003. If these stockholders act together, they will be able to control our management and affairs in all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk at June 30, 2003 is related primarily to our investment portfolio. Our investment portfolio includes fixed rate debt instruments of the U.S. government and its agencies and in high quality corporate issuers. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally held to maturity and the weighted average duration of our investments is 12 months or less. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

We have operated mainly in the United States, and 89% and 94% of our sales were made in U.S. dollars for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, 90% and 95% of our sales were made in U.S. dollars, respectively. To date, we have not had any material exposure to foreign currency rate fluctuations. The majority of our European sales are derived from European Union countries and are denominated in the Euro. Monthly income and expense from our European operations are translated using average rates and balance sheets are translated using month end rates. Differences are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss).

I tem 4.    CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and

Exchange Commission’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)    Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:    OTHER INFORMATION

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

In May 2002, we completed our initial public offering, including exercise of the underwriters’ over-allotment option, of 6,900,000 shares at an initial public offering price of $15.00 per share, for aggregate cash proceeds of approximately $103.4 million. Our managing underwriters for the offering were U.S. Bancorp Piper Jaffray Inc., Banc of America Securities LLC and Bear, Stearns & Co. Inc. In connection with the offering, we paid a total of approximately $7.2 million in underwriting discounts and commissions and $1.3 million in other offering costs. After deducting the underwriting discounts and commissions and the offering costs, our net proceeds from the offering, including the over-allotment option, were approximately $94.9 million. As of June 30, 2003, all proceeds of the offering have been utilized.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an annual meeting on June 19, 2003. The first item of business was the election of two Class I directors. The nominees elected were Richard W. Mott and Karen D. Talmadge, PhD. All nominees were elected by a majority of votes present at the meeting as follows:

Name	Votes For	Votes Withheld
Richard W. Mott	25,510,547	1,745,725
Karen D. Talmadge, PhD	25,510,547	1,745,725

The appointment of PricewaterhouseCoopers LLP as our independent accountants for the year ended December 31, 2003, was ratified with 25,578,618 votes in favor, 1,673,548 against and 4,106 abstentions.

Item 5.    OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external accountants. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee has approved the engagement of PricewaterhouseCoopers LLP for the following non-audit services: (1) tax matter consultations concerning foreign, U.S. federal and state taxes; (2) the preparation of federal and state income tax returns; (3) the 401(k) audit; and (4) the assessment of our system of internal financial controls.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Number	Description

3.2 *	Amended and Restated Certificate of Incorporation of the Registrant.

3.4 *	Bylaws of the Registrant.

4.1 *	Specimen common stock certificate of the Registrant.

10.1 *	Form of Indemnification Agreement for directors and executive officers.

10.2 *	1996 Stock Option Plan, including form of option agreement.

10.3 *	2002 Stock Plan, including form of option agreement.

10.4 *	2002 Employee Stock Purchase Plan, including form of employee stock purchase plan subscription agreement.

10.5 *	2002 Director Option Plan, including form of option agreement.

Number	Description

10.8 *	Lease dated January 27, 2000 for office space located at 1350 Bordeaux Drive, Sunnyvale, CA 94089 and Second Amendment to Lease dated November 29, 2001.

10.8.1*	Third Amendment to Lease dated March 29, 2002 for office space located at 1350 Bordeaux Drive, Sunnyvale, CA 94089.

10.9 *	Employment Agreement between the Registrant and Gary L. Grenter dated July 16, 2001.

10.10*	Promissory Note Secured by Deed of Trust between the Registrant and Gary L. Grenter dated December 31, 2001.

10.11*	Amended and Restated Stockholder Rights Agreement effective as of December 14, 1999, among the Registrant and certain stockholders of the Registrant.

10.12**	Employment Agreement between the Registrant and Richard W. Mott dated September 3, 2002.

10.13†**	Sublicense Agreement effective as of August 19, 2002, between the Registrant and Bonutti Research, Inc.

10.14***	Stock Purchase Agreement by and between Kyphon and the shareholders of Sanatis GmbH, dated February 15, 2003.

31.1	Certificate of Principal Executive Officer

31.2	Certificate of Principal Financial Officer

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-83678), which was declared effective on May 16, 2002.

**	Incorporated by reference from our Form 10-Q filed on November 13, 2002.

***	Incorporated by reference from our Form 8-K filed on March 7, 2003.

†	Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the Commission.

(b)	Reports on Form 8-K.

On April 29, 2003, we filed a Form 8-K under Item 9 (which was intended to be filed under Item 12) regarding our press release announcing our first quarter 2003 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kyphon Inc.

Date:	August 14, 2003	By:	/s/ RICHARD W. MOTT
Richard W. Mott
President, Chief Executive Officer
and Director (Principal Executive Officer)

Date:	August 14, 2003	By:	/s/ JEFFREY L. KAISER
Jeffrey L. Kaiser
Vice President of Finance and Administration,
Treasurer and Chief Financial Officer
(Principal Accounting and Financial Officer)