Form 10-Q
period 2003-09-30
KYPHON INC
filed 2003-11-14
CIK 1123313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Class	Shares Outstanding at November 3, 2003
Common Stock, $0.001 par value	39,218,131

KYPHON INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KYPHON INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$35,145	$20,744	$91,363	$53,577
Cost of goods sold	4,591	2,847	11,891	7,510

Gross profit	30,554	17,897	79,472	46,067

Operating expenses:
Research and development	4,186	2,799	11,232	7,128
Sales and marketing	17,259	11,345	48,269	30,980
General and administrative	4,174	3,478	11,534	8,857
Purchased in-process research and development	—	12,250	636	12,250

Total operating expenses	25,619	29,872	71,671	59,215

Income (loss) from operations	4,935	(11,975)	7,801	(13,148)
Interest income (expense) and other, net	277	348	771	(3,108)

Net income (loss) before income taxes	5,212	(11,627)	8,572	(16,256)
Provision for income taxes	500	—	500	—

Net income (loss)	$4,712	$(11,627)	$8,072	$(16,256)

Net income (loss) per share:
Basic	$0.12	$(0.32)	$0.21	$(0.82)

Diluted	$0.11	$(0.32)	$0.19	$(0.82)

Weighted-average shares outstanding:
Basic	38,767	36,741	38,140	19,944

Diluted	42,539	36,741	41,604	19,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2003	December 31, 2002
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$53,523	$49,867
Investments	20,683	21,224
Accounts receivable, net	20,344	13,934
Inventories	6,530	4,416
Prepaid expenses and other current assets	3,179	4,073

Total current assets	104,259	93,514

Investments	5,604	3,212
Property and equipment, net	5,057	4,265
Goodwill and other intangible assets, net	4,145	—
Other assets	783	533

Total assets	$119,848	$101,524

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,657	$2,518
Accrued liabilities	7,815	7,492

Total current liabilities	11,472	10,010

Commitments (Note 7)

Stockholders’ equity:
Common stock, $0.001 par value	39	37
Additional paid-in capital	166,802	163,354
Treasury stock, at cost	(201)	(201)
Deferred stock-based compensation, net	(7,446)	(11,947)
Accumulated other comprehensive income	1,141	302
Accumulated deficit	(51,959)	(60,031)

Total stockholders’ equity	108,376	91,514

Total liabilities and stockholders’ equity	$119,848	$101,524

(1)	The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statement at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$8,072	$(16,256)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful acounts receivable	304	—
Provision for excess and obsolete inventories	489	481
Depreciation and amortization	1,559	860
Non-cash interest expense	—	3,081
Loss on disposal of property and equipment	45	37
Amortization of deferred stock-based compensation	4,612	4,946
Purchased in-process research and development	636	12,250
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(6,698)	(6,721)
Inventories	(2,603)	(2,756)
Prepaid expenses and other current assets	312	(2,033)
Other assets	(147)	925
Accounts payable	1,139	(7)
Accrued liabilities	147	2,390

Net cash provided by (used in) operating activities	7,867	(2,803)

Cash flows from investing activities:
Acquisition of property and equipment	(2,320)	(1,657)
Maturities and sales of investments	18,273	—
Purchase of investments	(20,821)	(21,592)
Payment for acquisition	(4,693)	(12,250)

Net cash used in investing activities	(9,561)	(35,499)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,416	94,925
Repurchase of common stock	—	(23)
Proceeds from exercise of warrants	—	77
Proceeds from exercise of stock options	1,922	832
Proceeds from convertible promissory notes	—	2,000
Repayment of convertible promissory notes	—	(13,300)
Proceeds from payment of related party note receivable	1,882	379
Repayment of notes payable	—	(139)

Net cash provided by financing activities	5,220	84,751

Effect of foreign exchange rates on cash and cash equivalents	130	56
Net increase in cash and cash equivalents	3,656	46,505

Cash and cash equivalents at beginning of period	49,867	3,352

Cash and cash equivalents at end of period	$53,523	$49,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—Organization, Basis of Presentation, and Significant Accounting Policies:

Organization

Kyphon Inc. (“Kyphon” or the “Company”) is a medical device company focused on the design, manufacture and marketing of instruments used in minimally invasive therapies for surgeons and their patients for the restoration of spinal anatomy. The Company is currently commercializing surgical tools that use its proprietary balloon technologies for the repair of spine fractures. The Company markets its products through sales representatives in the United States, and through a combination of sales representatives, distributors and agents in its international markets. The Company is headquartered in Sunnyvale, California.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or for any future period. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2002.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Form 10-K for the year ended December 31, 2002 and have not changed materially as of September 30, 2003.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$4,712	$(11,627)	$8,072	$(16,256)

Weighted-average shares outstanding	38,790	36,813	38,172	20,076
Less: weighted-average shares subject to repurchase	(23)	(72)	(32)	(132)

Basic weighted-average shares outstanding	38,767	36,741	38,140	19,944

Dilutive effect of:
Options to purchase common stock	3,716	—	3,403	—
Warrants	56	—	61	—

Diluted weighted-average shares outstanding	42,539	36,741	41,604	19,944

Net income (loss) per share:
Basic	$0.12	$(0.32)	$0.21	$(0.82)

Diluted	$0.11	$(0.32)	$0.19	$(0.82)

The following potential dilutive securities were excluded from the computation of diluted net income (loss) per share, as they had an antidilutive effect (in thousands):

	September 30,
	2003	2002
Options to purchase common stock	25	7,164
Common stock subject to repurchase	12	47
Warrants	—	64

NOTE 3—Comprehensive Income (Loss):

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized losses on available-for-sale securities and cumulative translation adjustment represent the components of comprehensive income (loss) that are excluded from net income (loss).

The changes in components of comprehensive income (loss) for the periods presented are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$4,712	$(11,627)	$8,072	$(16,256)
Changes in unrealized losses on available-for-sale securities	(6)	(26)	(19)	(26)
Translation adjustment	92	2	858	130

Comprehensive income (loss)	$4,798	$(11,651)	$8,911	$(16,152)

NOTE 4—Accounting for Stock-Based Compensation:

The Company uses the intrinsic value method of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” in accounting for its employee stock options, and presents disclosure of pro forma information required under Statement of Financial Accounting Standards (“SFAS”) No. 123, (“SFAS No. 123”), “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, (“SFAS No. 148”), “Accounting for Stock Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123”.

The following table provides a reconciliation of net income (loss) and net income (loss) per share to pro forma net income (loss) and pro forma net income (loss) per share as if the fair value method has been applied to all awards (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$4,712	$(11,627)	$8,072	$(16,256)
Add: Stock-based employee compensation expense included in reported net income (loss)	963	1,368	3,127	4,060
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,928)	(1,664)	(6,979)	(4,499)

Pro forma net income (loss)	$2,747	$(11,923)	$4,220	$(16,695)

Net income (loss) per share
Basic:
As reported	$0.12	$(0.32)	$0.21	$(0.82)

Pro forma	$0.07	$(0.32)	$0.11	$(0.84)

Diluted:
As reported	$0.11	$(0.32)	$0.19	$(0.82)

Pro forma	$0.06	$(0.32)	$0.10	$(0.84)

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

As of September 30, 2003, the Company has recorded a cumulative $24,926,000 of deferred stock-based compensation related to stock options granted to non-employees and employees. Stock-based compensation expense is being recognized on a straight-line basis over the vesting periods of the related options, generally four years. The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Cost of goods sold	$115	$149	$354	$443
Research and development	710	523	1,851	1,429
Sales and marketing	493	633	1,551	1,756
General and administrative	352	336	856	1,318

	$1,670	$1,641	$4,612	$4,946

NOTE 5—Inventories:

At September 30, 2003 and December 31, 2002, inventories consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Raw materials	$2,851	$2,039
Work-in-process	784	767
Finished goods	2,895	1,610

	$6,530	$4,416

NOTE 6—Acquisition:

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

Accounts receivable, net	$16
Other current assets	17
Property and equipment, net	76
Other assets	67
Assumed liabilities	(176)
Purchased in-process research and development	636
Goodwill	3,915
Patent rights	142

$4,693

The Company is amortizing the patent rights on a straight line basis over a five year period. No amortization of goodwill has been recorded. Instead, the Company will perform an assessment for impairment by applying a fair-value based test annually, or more frequently if changes in circumstances or the occurrence of events suggest the remaining value is not recoverable.

Changes in the carrying amount of goodwill occurring during the nine months ended September 30, 2003 are as follows (in thousands):

Goodwill acquired during the year	$3,915
Foreign currency translation	95

Goodwill at September 30, 2003	$4,010

As of September 30, 2003, the Company’s identifiable intangible assets are as follows (in thousands):

	Cost	Foreign currency translation	Accumulated amortization
Patent rights	$142	$10	$17

Based on the intangible assets held at September 30, 2003, the Company expects to recognize amortization expense of approximately $24,000 for the full year of 2003, approximately $28,400 in each of the years from 2004 to 2007, and approximately $4,000 in 2008.

The fair value of the identifiable assets, including the portion of the purchase price attributed to the patent rights and purchased in-process research and development was determined by management. The income approach was used to value Sanatis’ patent rights and purchased in-process research and development, which includes an analysis of the completion costs, cash flows, other required assets and risk associated with achieving such cash flows. The present value of these cash flows was calculated with an effective tax rate of 40% and a discount rate of 25% for the patent rights and purchased in-process research and development.

The in-process projects relate primarily to the development of resorpable calcium phosphate (“CaP”) cements that are used for application as bone replacement materials, and are expected to obtain regulatory approval in certain regions of the world over the next twelve months. The purchased in-process technology was not considered to have reached technological feasibility and it has no alternative future use. Accordingly, it was recorded as a component of operating expense. The revenues, expenses, cash flows and other assumptions underlying the estimated fair value of the purchased in-process research and development involve significant risks and uncertainties. The risks and uncertainties associated with completing the purchased in-process projects include retaining key personnel and being able to successfully and profitably produce, market and sell related products. The Company does not know of any developments which would lead it to significantly change its original estimate of the expected timing and commercial viability of these projects.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2002	2003	2002
Net sales	$20,788	$91,363	$53,709
Net income (loss)	$(11,641)	$8,035	$(16,297)

Net income (loss) per share:
Basic	$(0.32)	$0.21	$(0.82)

Diluted	$(0.32)	$0.19	$(0.82)

Weighted-average shares outstanding:
Basic	36,741	38,140	19,944

Diluted	36,741	41,604	19,944

NOTE 7—Commitments

The Company leases its current office space under non-cancelable operating leases expiring in March 2005. Under the terms of the lease agreement, the Company is liable for the cost of restoring changes or improvements to the facility unless the changes or improvements are approved by lessor. To date, the Company has not implemented any unapproved changes to its leased facilities. The lease is collateralized by a $286,300 security deposit, which is included in other assets.

In September 2003, the Company entered into a facility lease agreement for a new corporate headquarters also in Sunnyvale, California, including manufacturing space, to replace its existing facilities. The agreement is for a ten-year period with the lease obligation period beginning March 1, 2004. Under the terms of the lease agreement, the Company has the option to lease an adjacent existing facility as well as an option to have additional square footage built and leased to the Company in the same surrounding campus. In October 2003, the Company issued an irrevocable standby letter of credit of $1,000,000 to the lessor of the Company’s new facility.

As of September 30, 2003, aggregate future minimum facility lease payments are as follows (in thousands):

Fiscal years ending December 31,
2003	$318
2004	2,398
2005	1,720
2006	1,453
2007	1,503
thereafter	11,684

Total	$19,076

NOTE 8—Related Party Transactions:

In October 2001, the Company entered into an agreement to loan $2,889,000 to its former President and Chief Executive Officer, Gary Grenter, for the purchase of a primary residence. The note was non-interest bearing and was collateralized by a deed of trust in the related primary residence. As of September 30, 2003, all outstanding balances have been paid. As of December 31, 2002, the then outstanding balance of $2,390,000 related to the above note receivable was classified with the prepaid expenses and other current assets.

NOTE 9—Recent Accounting Pronouncements:

In April of 2002, FASB issued SFAS No. 145 (“SFAS No. 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002. Under SFAS No. 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions Relating to Extraordinary Items.” SFAS No. 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. The adoption of SFAS No. 145 did not have a material impact on the consolidated financial position or results of the operations of the Company.

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

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF Issue No. 00-21). EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003, including quarters. The adoption of EITF Issue No. 00-21 did not have a material impact on the consolidated financial position or its results of the operations of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to

February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. In October 2003, the FASB deferred the implementation date by which all public companies must apply FIN 46. The Company must apply FIN 46 no later than the first reporting period ending after December 15, 2003. The FASB agreed to provide this deferral to allow time for certain implementation issues to be addressed through the issuance of a modification to FIN 46, and indicated that it expects to issue this modification in final form prior to the end of 2003. The Company believes that the adoption of FIN 46 will not have a material impact on the consolidated financial position or its results of the operations of the Company.

In May 2003, the FASB issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS No. 150. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact on the consolidated financial position or its results of the operations of the Company.

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

Overview

It is our mission to be recognized as the global leader in restoring spinal function through minimally invasive therapies. Currently, our KyphX instruments consist of our KyphX Inflatable Bone Tamps, KyphX Inflation Syringe, KyphX Bone Access Systems, KyphX Bone Filler Device, and our KyphX Bone Biopsy Devices. Our KyphX Inflatable Bone Tamps currently have 510(k) clearance for use as a conventional bone tamp for the reduction of fractures and/or the creation of a void in cancellous bone in the spine, hand, tibia, radius and calcaneus. The KyphX Xpander and KyphX Express Inflatable Bone Tamps are marketed pursuant to the 510(k) clearance for the KyphX Inflatable Bone Tamp. The KyphX Elevate and KyphX Exact Inflatable Bone Tamps were 510(k)-cleared in September 2003 for use as a conventional bone tamp for the reduction of fractures and/or creation of a void in cancellous bone in the spine, hand, tibia, radius and calcaneus. The KyphX Inflation Syringe and 11 Gauge Bone Access Needles are 510(k)-cleared products that we currently obtain from a contract supplier. We believe our KyphX Introducer Tool Kit, KyphX Osteo Introducer System, KyphX Advanced Osteo Introducer, KyphX Bone Biopsy Device, KyphX Bone Filler Device and KyphX Latitude Curette, when sold as manual orthopedic surgical instruments, are exempt from clearance or approval requirements. In May 2000, we commenced full commercial introduction of our KyphX instruments.

We currently market our instruments in the United States through a direct sales organization to physicians who perform spine surgery, including orthopedic spine surgeons, neurosurgeons and interventional radiologists. We have European operations headquartered in Belgium. We sell directly in some European countries and use distributors and agents in other European countries and in South Korea. We also are presently in the process of expanding our geographic presence to other parts of the world in which we presently have no experience in selling our products.

You can find additional information about Kyphon on our website at http://www.kyphon.com.

Our future growth depends on increased penetration of our current market and on identifying new markets in which we can leverage our minimally invasive technology. To the extent any current or additional markets do not materialize or grow in accordance with our expectations, our sales could be lower than expected.

Acquisition

In February 2003, we purchased Sanatis GmbH (“Sanatis”), for approximately $4.5 million in cash and acquisition costs of $201,000. Sanatis is a privately-held developer and manufacturer of orthopedic biomaterials based in Rosbach, Germany. The acquisition was made to add Sanatis’ experience developing and manufacturing orthopedic biomaterials and to complement our existing patent portfolio with Sanatis intellectual property surrounding calcium-based biomaterials and delivery technologies. We have recorded the transaction using the purchase method of accounting. As a result of this transaction, we recorded an expense associated with the purchase of in-process research and development of $636,000, net tangible assets of $176,000, intangible assets of $142,000 and goodwill of $3,915,000. We are amortizing the intangible assets on a straight line basis over a five-year period. No amortization of goodwill has been recorded. Instead, we will perform an assessment for impairment by applying a fair-value based test annually, or more frequently, if changes in circumstances or the occurrence of events suggests the remaining value is not recoverable.

Results of Operations

Three Months Ended September 30, 2003 and September 30, 2002

Net Sales. Net sales generated from sales of our products were approximately $35.1 million for the three months ended September 30, 2003 as compared to approximately $20.7 million for the comparable period in 2002. The increase in net sales resulted from an increase in the number of trained physicians as well as an increase in the number of procedures performed by trained physicians. In the three months ended September 30, 2003 and 2002, 92% and 93%, respectively, of net sales were recognized in the United States. No customer accounted for more than 10% of total net sales for the three months ended September 30, 2003 and 2002.

Cost of Goods Sold. Cost of goods sold consists of material, labor, subcontract manufacturing, and overhead costs. Cost of goods sold were approximately $4.6 million for the three months ended September 30, 2003 as compared to approximately $2.8 million for the comparable period in 2002. The increase in the cost of goods sold resulted primarily from increased direct material, labor, subcontract manufacturing, and overhead costs associated with increased sales volume of our products. As a percentage of net sales, cost of goods sold decreased to 13% in the three months ended September 30, 2003 from 14% in the three months ended September 30, 2002, mainly as a result of indirect overhead costs, which increased less than the increase in sales volume. Cost of goods sold is expected to increase as sales increase.

Research and Development. Research and development expenses consist of costs of product research, product development, regulatory and clinical functions and personnel. Those expenses increased to approximately $4.2 million for the three months ended September 30, 2003 from approximately $2.8 million for the comparable period in 2002. The increase primarily resulted from increased personnel costs of $406,000, increased product testing and development expenditures of $203,000, increased travel and meeting expense of $201,000, and increased stock-based compensation expense of $187,000. We expect to continue to make significant investments in research and development and anticipate that research and development expenses will increase in the future.

Sales and Marketing. Sales and marketing expenses consist of costs for personnel, physician training programs and marketing activities. These expenses increased to approximately $17.3 million for the three months ended September 30, 2003 from approximately $11.3 million for the comparable period in 2002 as we continued to build our sales and marketing organization in conjunction with increased product sales. The increase primarily resulted from increased cost of hiring, training and compensating additional personnel including direct selling representatives of $4.2 million and increased advertising, educational activities, promotion and trade show expenses of $538,000. As we continue to commercialize our KyphX instruments, we expect to significantly increase our sales and marketing efforts and expenditures.

General and Administrative. General and administrative expenses consist of personnel costs, professional service fees, expenses related to intellectual property rights and general corporate expenses. These expenses increased to approximately $4.2 million for the three months ended September 30, 2003 from approximately $3.5 million for the comparable period in 2002. The increase resulted primarily from increased legal and consulting services of $179,000, increased travel and meeting expenses of $155,000, and increased insurance costs and office expenses of $117,000. We expect general and administrative expenses to increase in the future as we add personnel, and continue to incur reporting and other public company expenses.

Purchased In-Process Research and Development. In August 2002, we entered into a patent license agreement with Bonutti Research Inc. for the exclusive right to 23 listed U.S. patents issued to Dr. Peter Bonutti and other related patent rights and applications defined in the agreement. Under the terms of the agreement, we acquired the exclusive right to develop any of the claimed inventions, including expandable balloons and related products, for use within bone, and for use within joints, ligaments, tendons, or cartilage in the spine and the co-exclusive right to develop any of the claimed inventions, including expandable balloons and related products, for orthopedic use in treating or diagnosing injuries of the joints, ligaments, cartilage, nerves or tendons outside of the spine. We paid $12.3 million in cash for the rights, all of which was immediately expensed to purchased in-process research and development. The acquisition cost was immediately expensed to operations as the technology acquired may be used to develop products that have not been approved for sale by regulatory authorities, and the in-process projects to which the patents may apply had not yet reached technological feasibility and had no alternative future uses.

Interest Income (Expense) and Other, Net. Interest income (expense) and other, net, decreased to $277,000 for the three months ended September 30, 2003 from $348,000 for the three months ended September 30, 2002 mainly due to lower interest rates in 2003.

Provision for Income Taxes. Provision for income taxes was approximately $500,000 for the three months ended September 30, 2003, which includes $230,000 for federal alternative minimum taxes, $170,000 for foreign taxes, and $100,000 for state income taxes. We incurred no tax liability for the three months ended September 30, 2002. We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We have established a full valuation allowance against our deferred tax assets due to the uncertainty surrounding the realization of such assets.

Nine Months Ended September 30, 2003 and September 30, 2002

Net Sales. Net sales generated from sales of our products were approximately $91.4 million for the nine months ended September 30, 2003 as compared to approximately $53.6 million for the comparable period in 2002. The increase in net sales resulted from an increase in the number of trained physicians as well as an increase in the number of procedures performed by trained physicians. In the nine months ended September 30, 2003 and 2002, 91% and 94%, respectively, of net sales were recognized in the United States. No customer accounted for more than 10% of total net sales for the nine months ended September 30, 2003 and 2002.

Cost of Goods Sold. Cost of goods sold were approximately $11.9 million for the nine months ended September 30, 2003 as compared to approximately $7.5 million for the comparable period in 2002. The increase in the cost of goods sold resulted primarily from increased direct material, labor, subcontract manufacturing, and overhead costs associated with increased sales volume of our products. As a percentage of net sales, cost of goods sold decreased to 13% in the nine months ended September 30, 2003 from 14% in the nine months ended September 30, 2002, mainly as a result of indirect overhead, which increased less than the increase in sales volume. Cost of goods sold is expected to increase as sales increase.

Research and Development. Research and development expenses increased to approximately $11.2 million for the nine months ended September 30, 2003 from approximately $7.1 million for the comparable prior year period. The increase primarily resulted from increased personnel costs of $1.0 million, increased basic and applied research funding of $806,000, increased research and development consulting fees of $568,000 and increased product testing and development expenditures of $526,000. We expect to continue to make significant investments in research and development and anticipate that research and development expenses will increase in the future.

Sales and Marketing. Sales and marketing expenses increased to approximately $48.3 million for the nine months ended September 30, 2003 from approximately $31.0 million for the comparable period in 2002. The increase resulted from increased cost of hiring, training and compensating additional personnel including direct selling representatives of $12.2 million, and increased advertising, promotion and trade show expenses of $2.8 million. As we continue to commercialize our KyphX instruments, we expect to significantly increase our sales and marketing efforts and expenditures.

General and Administrative. General and administrative expenses increased to approximately $11.5 million for nine months ended September 30, 2003 from approximately $8.9 million for the comparable prior year period. The increase resulted primarily from increased personnel costs of $890,000, increased legal and consulting services of $614,000, increased insurance and office expenses of $853,000, increased travel and meeting expenses of $450,000, offset partially by decreased amortization of stock-based compensation of $462,000. We expect general and administrative expenses to increase in the future as we add personnel, and continue to incur reporting and other public company expenses.

Purchased In-Process Research and Development. In February 2003, we acquired Sanatis, a privately-held developer and manufacturer of orthopedic biomaterials based in Rosbach, Germany. An independent appraisal was performed to determine the fair value of identified intangible assets and the allocation of the purchase price. The total cost of the acquisition was approximately $4.7 million including assumed liabilities and acquisition costs, $636,000 of which was immediately expensed to purchased in-process research and development. It was immediately expensed to operations as the technology acquired was not considered to have reached technological feasibility and it has no alternative future use.

In August 2002, we entered into a patent license agreement with Bonutti Research Inc. for the exclusive right to 23 listed U.S. patents issued to Dr. Peter Bonutti and other related patent rights and applications defined in the agreement. Under the terms of the agreement, we acquired the exclusive right to develop any of the claimed inventions, including expandable balloons and related products, for use within bone, and for use within joints, ligaments, tendons, or cartilage in the spine and the co-exclusive right to develop any of the claimed inventions, including expandable balloons and related products, for orthopedic use in treating or diagnosing injuries of the joints, ligaments, cartilage, nerves or tendons outside of the spine. We paid $12.3 million in cash for the rights, all of which was immediately expensed to purchased in-process research and development. The acquisition cost was immediately expensed to operations as the technology acquired may be used to develop products that have not been approved for sale by regulatory authorities, and the in-process projects to which the patents may apply had not yet reached technological feasibility and had no alternative future uses.

Interest Income (Expense) and Other, Net. Interest income (expense) and other, net, increased to $771,000 for the nine months ended September 30, 2003 from ($3.1) million for the nine months ended September 30, 2002. The increase resulted from interest income from higher cash, cash equivalent and investment balances resulting from the proceeds of our initial public offering as well as due to decreased interest expense from repaid convertible promissory notes. Interest expense for the nine months ended September 30, 2002 includes non-cash interest expense of $3.1 million related to the beneficial conversion feature and the fair value of warrants issued in connection with the convertible promissory notes.

Provision for Income Taxes. Provision for income taxes was approximately $500,000 for the nine months ended September 30, 2003, which includes $230,000 for federal alternative minimum taxes, $170,000 for foreign taxes, and $100,000 for state income taxes. We incurred no tax liability for the nine months ended September 30, 2002.

Liquidity and Capital Resources

In May 2002, we received net proceeds of approximately $94.9 million from our initial public offering of common stock. From inception through June 2001, we raised approximately $38.0 million through private sales of redeemable convertible preferred stock. From July 2001 through February 2002, pursuant to a loan agreement, we issued to affiliates $14.0 million in promissory notes, all of which have either been repaid or converted into common stock. As of September 30, 2003, we had $53.5 million of cash and cash equivalents, $26.3 million of investments (both short and long-term), and working capital of $92.8 million.

Cash Provided by (Used in) Operations. Net cash provided by operations was approximately $7.9 million for the nine months ended September 30, 2003 attributable primarily to net income for the period and adjustments for non-cash charges related to amortization of deferred stock-based compensation, depreciation and amortization of property and equipment, increase in accounts payables, and write-off of purchased in-process research and development expenses. Cash provided by operations for the nine months ended September 30, 2003 were offset in part by increases in accounts receivable and inventories as we increased our sales. Net cash used in operations was $2.8 million for the nine months ended September 30, 2002 attributable primarily to our net loss after adjustment for non-cash charges related to amortization of deferred stock-based compensation, non-cash interest expense and increases in accounts receivable and inventories as we increased our net sales. These uses of cash in operations were offset in part by write-off of purchased in-process research and development expenses and increases in accrued liabilities as we increased our operating expenses.

Cash Used in Investing Activities. Net cash used in investing activities was approximately $9.6 million for the nine months ended September 30, 2003 resulting from payment of $4.7 million in connection with the Sanatis acquisition, $2.5 million in net purchases of available-for-sale securities and $2.3 million in purchases for property and equipment. Net cash used in investing activities was approximately $35.5 million for the nine months ended September 30, 2002 resulting from purchases of $21.6 million of available-for-sale securities, payment of $12.3 million in connection with the patent sublicense agreement, and purchases of $1.7 million in property and equipment.

Cash Provided by Financing Activities. Net cash provided by financing activities was approximately $5.2 million for the nine months ended September 30, 2003 and was attributable to proceeds from the issuance of common stock under the employee stock purchase plan, exercise of stock options and repayment of related party notes receivable. Net cash provided by financing activities was approximately $84.8 million for the nine months ended September 30, 2002, resulting primarily from the proceeds of approximately $94.9 million from issuing common stock in our initial public offering partially offset by repayment of convertible promissory notes of $13.3 million.

Commitments

In September 2003, we entered into a facility lease agreement for a new corporate headquarters, including manufacturing space, to replace our existing facilities. The agreement covers a 107,000 square foot facility for a ten year period with the lease obligation period beginning March 1, 2004. Under the terms of the lease agreement, we have the option to rent an adjacent existing facility as well as an option to have additional square footage built and leased to us in the same surrounding campus. We anticipate that we will spend approximately $3.0 million for revisions and upgrades to the facility over the next two quarters. In October 2003, we issued an irrevocable standby letter of credit of $1.0 million to the lessor of our new facility.

Our existing facility lease expires in March 2005. We plan to transition from the existing facility into our new facility during the first quarter of 2004. Accordingly, the amortization of the remaining leasehold improvements in our existing facility will be accelerated to be fully amortized as of March 31, 2004. While we will make every effort to terminate or sublease the existing facility on favorable terms, due to current market conditions, it is not likely we will be able to avoid a loss. If we enter into an agreement to terminate the lease or sublease the facility, the cost will be written off to operating expense at the time an agreement is executed. In the absence of a lease termination or sublease agreement, we will write off the lease commitment when the facility is abandoned. Depending on the terms of any lease termination or sublease agreements and the timing of any such agreements or in the absence of any such agreements at the time of abandonment of the facility, the write off is expected to be in the range of $1.2 million to $1.5 million.

The following table describes our commitments to settle contractual obligations in cash related to our facility leases not recorded on the balance sheet as of September 30, 2003 (in thousands):

Fiscal years ending December 31,

2003	$318
2004	2,398
2005	1,720
2006	1,453
2007	1,503
thereafter	11,684

Total	$19,076

The Board of Directors approved a stock repurchase program on November 7, 2002 pursuant to which up to 2,000,000 shares of our outstanding common stock may be repurchased. The duration of the repurchase program is open-ended. Under the program, we may purchase shares of common stock through open market transactions at prices deemed appropriate by management. The purchases will be funded from available working capital. As of November 3, 2003, we had repurchased 30,000 shares pursuant to this repurchase program.

We believe our current cash, cash equivalents, investments, and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If existing cash, cash equivalents, and cash generated from operations are insufficient to satisfy our liquidity requirements, or for other reasons related to our business, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock, and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

We expect to increase capital expenditures consistent with our anticipated growth in manufacturing, infrastructure and personnel as well as revisions and upgrades to our new facility. We also may increase our capital expenditures as we expand our product lines or invest to address new markets.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. In October 2003, the FASB deferred the implementation date by which all public companies must apply FIN 46. We must apply FIN 46 no later than the first reporting period ending after December 15, 2003. The FASB agreed to provide this deferral to allow time for certain implementation issues to be addressed through the issuance of a modification to FIN 46, and indicated that it expects to issue this modification in final form prior to the end of 2003. We do not expect the adoption of FIN 46 to have a material impact on our financial position or on our results of operations.

In May 2003, the FASB issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS No. 150. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact on our financial position or on our results of operations.

Risk Factors Affecting Operations and Future Results

Risks Related to Our Business

Unless we obtain additional regulatory approvals, we will not be able to promote the use of our instruments in specific surgical procedures or the benefits of any surgical procedures (including procedures involving bone cement) using our instruments in the United States, and our ability to grow our business could be harmed.

In October 2000, we received a Warning Letter from the FDA challenging the promotional claims that we were making for our KyphX instruments. The FDA said that our regulatory clearance for the KyphX Inflatable Bone Tamp did not permit us to promote the product for use in any specific sites in the body, or for any specific surgical procedures. The FDA also stated that we could not promote any clinical benefits of surgical procedures using our instruments until we obtained additional regulatory approvals related to the benefits. After discussions and correspondence with the FDA, we agreed to abide by these restrictions and revised our promotional campaign accordingly. Subsequently, we obtained our current 510(k) clearance to promote the KyphX Inflatable Bone Tamp as a conventional bone tamp in the reduction of fracture and/or creation of a void in cancellous bone in the spine, hand, tibia, radius and calcaneus. In order to promote the use of our devices for specific procedures and with certain resultant patient benefits, we must obtain further market clearances or approvals, which may require additional clinical data to be generated to support such clearance or approval. If such an application or applications are filed, we can provide no assurance that they will be approved in a timely fashion, if at all. If we fail to obtain these additional necessary regulatory approvals, our ability to generate revenues may be harmed.

If regulatory authorities find that bone cement should not be used in the spine, our ability to sell and promote our instruments would be harmed, and our exposure to product liability litigation could increase.

In October 2002, the FDA published a Public Health Web Notification entitled “Complications Related to the Use of Bone Cement in Vertebroplasty and Kyphoplasty Procedures.” In April 2003 the FDA published an update to the original notification entitled “Complications Related to the Use of Bone Cement in Treating Compression Fractures of the Spine”. The updated notification states that reported complications related to the use of polymethylmethacrylate bone cements to treat compression fractures of the spine, such as soft tissue damage and nerve root pain and compression, have resulted from leakage of bone cement, and that other complications including pulmonary embolism, respiratory and cardiac failure, abdominal intrusions/ileus and death have been reported. The notification is subject to potential future revision at the sole discretion of the FDA. The content of any further revised notification cannot be predicted. The notification indicates that the FDA is working with appropriate professional organizations and manufacturers of orthopedic devices to develop a basis for evaluating the safety and effectiveness of bone cements used to treat compression fractures of the spine. The notification requests that the healthcare community follow established procedures for reporting of deaths or serious injuries resulting from the use of medical devices, including bone cement.

In July 2003, the Medicines and Healthcare Products Regulatory Agency (MHRA) of the United Kingdom issued a Medical Device Alert entitled, “Injectable polymeric cements in percutaneous vertebroplasty, balloon kyphoplasty and pedicle screw augmentation procedures.” The UK MHRA has received reports of bone cement leaking during vertebroplasty and pedicle screw augmentation procedures leading to patient complications. The Alert noted that there have been no complications reported to MHRA from balloon kyphoplasty procedures, but stated that it was including balloon kyphoplasty procedures in the Alert due to similarities the MHRA perceived exist between balloon kyphoplasty procedures and the other procedures it identified in its Alert. We believe the MHRA’s Alert concerning balloon kyphoplasty pertains directly to our KyphX products, since our products are the only balloons used in Europe to perform kyphoplasty. The notification asks physicians to consider alternatives before performing procedures using bone cement in the spine, to use the manufacturer’s instructions in preparing bone cements for use in the spine, and to take specific precautions before and during those procedures.

The notifications themselves may raise concerns with our customers, potential customers and reimbursement organizations, which could negatively impact our ability to sell and promote our instruments. An increase in reports of deaths or serious injuries could lead to the FDA or foreign regulatory agencies to issue safety alerts, health advisories, or mandated labeling changes restricting use of our instruments, including new warnings regarding their use or contraindicating their use with bone cement. In addition, increased reporting of adverse events would expose us to increased risk of product liability litigation, and our current insurance coverage limits may not be adequate. Product liability insurance is expensive and may not be available to us in the future on acceptable terms, if at all.

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

If we are unable to obtain U.S. regulatory approval to market the use of our bone cement for use with our instruments in spine fracture surgery or to document resulting benefits, our future competitive position and revenue may be harmed.

We plan to seek regulatory clearance/approval for the use of our bone cement as a bone void filler material in a specific minimally invasive spine procedure. As part of the process, we will need to engage in clinical studies that will be designed to support our FDA submission. There are many risks associated with conducting the clinical study, including our ability to:

•	obtain FDA approval of our study protocol;

•	enroll patients;

•	avoid adverse study outcomes; and

•	demonstrate safety and effectiveness.

Any of these factors could delay, limit or prevent our successful completion of a clinical study and/or our regulatory approval. If we are unable to obtain FDA approval of our bone cement for use in spine surgery, our future competitive position and revenues may be harmed.

If we are unable to demonstrate to regulatory authorities, such as the FDA, the benefits we believe result from the use of our products, we will be unable to effectively promote our products and the medical community may fail to adopt our products as the treatment method of choice for vertebral compression fractures, which could harm our future competitive position and our revenue stream.

Vertebral compression fractures in the past have been treated with a variety of measures, including vertebroplasty, which involves the high-pressure introduction of bone cement or other bone filler material into the spine without creation of a void in the bone to accept the cement and without attempting to reduce the fracture before use of the cement. Many in the medical community are not yet persuaded, and may never be persuaded, that the additional steps of creating a void in the vertebral bodies and/or reducing the compression fracture with our products provide any further patient benefits over those already offered by vertebroplasty, or that any additional benefits associated with spinal deformity correction are worth the additional cost of our instruments. If we are unable to demonstrate that real benefits result from procedures using our products, as distinct from vertebroplasty, to the satisfaction of regulatory authorities, including the FDA, we will be unable to promote any of these benefits, and the medical community may not widely adopt use of our products, or may entirely reject using our products to perform surgery, which would harm our business and our revenues and could significantly affect our growth.

Our failure to obtain or maintain necessary regulatory clearances or approvals could hurt our ability to commercially distribute and market our KyphX instruments.

Our KyphX instruments are considered medical devices and are subject to extensive regulation in the United States and in foreign countries where we intend to do business. Unless an exemption applies, each medical device that we wish to market in the United States must first receive either 510(k) clearance or premarket approval from the FDA. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may take longer. The premarket approval process generally takes from one to three years from the time the application is filed with the FDA, but it can be significantly longer and can be significantly more expensive than the 510(k) clearance process. Although we have obtained 510(k) clearance for the KyphX Inflatable Bone Tamp for fracture reduction in specific sites in the spine, hand, tibia, radius and calcaneus, our 510(k) clearance can be revoked if safety or effectiveness problems develop. We also may be required to obtain 510(k) clearance or premarket approval to market additional instruments and will be required to obtain additional clearances/approvals for new indications for our KyphX instruments. Before we can market any bone cement product for use in spine surgery, we must first obtain regulatory approval. We cannot be certain that we would obtain 510(k) clearance or premarket approval in a timely manner or at all. Delays in obtaining clearances or approvals may adversely affect our revenue and future profitability.

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

In some cases, physicians performing a procedure using our instruments have not been reimbursed. Widespread adoption of our instruments by the medical community is unlikely to occur if physicians do not receive sufficient reimbursement from payors for their services in performing the procedures using our instruments. Currently, there is no specific procedure code under which reimbursement to physicians is available for procedures performed using our KyphX instruments. Physicians must report procedures using our instruments under an unlisted current procedural terminology, or CPT, code, and hospitals receive reimbursement for an inpatient stay. Physicians have obtained reimbursement from Medicare for the use of our products in all 50 states and in the District of Columbia. Until a specific CPT code is granted, physician reimbursement from Medicare may be difficult to obtain in some states. To date, no application for a national CPT code has been filed and none may be filed for one or more years. In addition, the absence of FDA approval specifically allowing us to promote the use of bone cement in the spine may affect the availability of reimbursement for spine surgeries in which our instruments are used. Future regulatory action by a government agency or negative clinical results may diminish reimbursement coverage for both the physician and hospital. Finally, reimbursement differs from state to state, and some states may not reimburse for a procedure in an adequate amount. If physicians are unable to obtain adequate reimbursement for procedures in which our KyphX instruments are used, we may be unable to sell our instruments and our business could suffer.

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

We are dependent upon outside suppliers to provide us with our KyphX Inflation Syringe, as well as other key components necessary for the manufacture of our products. Generally, since we obtain components through purchase orders rather than long-term supply agreements and do not maintain large volumes of inventory, the product recall, disruption or termination of the supply of components could lead to:

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

Our world-wide direct sales organization has increased from 31 employees in October 2000 to 176 employees in October 2003, which we believe represents very significant growth over a relatively short period of time. The growth that we have experienced, and in the future may experience, provides challenges to our organization, requiring us to rapidly expand our personnel and manufacturing operations. We may not be able to hire sufficient personnel to meet our growth goals. As a result, our failure to recruit additional sales personnel may result in our inability to meet our projections. Future growth may strain our infrastructure, operations, product development and other managerial and operating resources. If our business resources become strained, we may not be able to deliver instruments in a timely manner.

Because we face significant competition from other medical device companies with greater resources than we have, we may be unable to maintain our competitive position and sales of our instruments may decline.

The market for medical devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. While the direct competition we have faced to date has been limited, we are aware that several companies are developing and introducing products to directly compete with ours in similar procedures. Some of these potential competitors’ products may be successful in our market, impacting our anticipated revenue and future growth. Our industry also includes large pharmaceutical companies that are developing drug products that may reduce the incidence of osteoporosis and, therefore, the market for our instruments. Our ability to compete successfully depends in part on our ability to respond quickly to medical and technological change and user preference through the development and introduction of new products that are of high quality and that address patient and surgeon requirements. We compete with many larger companies that enjoy several competitive advantages, including:

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

We believe that the proprietary technology embodied in our instruments and methods gives us a competitive advantage. Maintaining this competitive advantage is important to our future success. We rely on patent protection in the U.S. and abroad, as well as on a combination of copyright, trade secret and trademark laws, to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our patents may be challenged, invalidated or circumvented by third parties. Our two earliest patents, which we believe provide broad protection to our technology, expire no later than February 2009. Our patent applications may not issue as patents at all or in a form that will be advantageous to us. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees and current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States and may permit others to copy our products without effective recourse. If our intellectual property rights are not adequately protected, we may be unable to keep other companies from competing directly with us, which could result in a decrease in our market share. Enforcement of our intellectual property rights to prevent or inhibit appropriation of our technology by competitors can be expensive and time consuming to litigate or otherwise dispose of and can divert management’s attention from our core business.

Our instruments could infringe on the intellectual property rights of others, which may lead to costly litigation, payment of substantial damages or royalties and/or our inability to use essential technologies.

The medical device industry has been characterized by extensive litigation and administrative proceedings regarding patents and other intellectual property rights. Whether an instrument infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Our competitors may assert that our instruments and methods infringe their patents. From time to time, we may receive correspondence from various third parties accusing us of infringing their patents or inviting us to license their patents. In addition, they may claim that their patents have priority over ours because their patents issued first. Because patent applications can take many years to issue, there may be applications now pending of which we are unaware, which may later result in issued patents that our instruments or methods may infringe. There could also be existing patents that one or more of our instruments or methods may inadvertently be infringing of which we are unaware. As the number of competitors in the market for minimally invasive spine disorder treatments grow, the possibility of a patent infringement claim against us increases.

Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate or otherwise dispose of and can divert management’s attention from our core business. In addition, if we lose an intellectual property litigation matter, a court could require us to pay substantial damages and/or royalties and/or issue a preliminary or permanent injunction that would prohibit us from making, using and selling essential technologies unless we could design around the patents which we may be unable to do. Also, although we may seek to obtain a license under a third party’s intellectual property rights to bring an end to any claims or actions asserted or threatened against us, we may not be able to obtain a license on reasonable terms or at all. If we cannot design around a patent, are enjoined from infringing it, and cannot obtain a satisfactory license, we may be forced to cease selling our products, which would do substantial harm to our business.

We may initiate litigation to protect our intellectual property rights.

We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights, in order to protect our rights or further determine the scope and validity of our intellectual property protection. We may also begin one or more patent proceedings in various administrative agencies, such as the world’s various Patent Offices, to protect our patent rights and prevent them from being undermined by our competitors’ patent filings. These claims and proceedings could result in costly litigation and the diversion of management attention and resources away from our business and our proprietary rights may be damaged as a result if we do not prevail in any action we initiate, which may harm our ability to protect our business from competition.

Since we depend upon distributors in some markets, if we lose a distributor or a distributor fails to perform, our operations will be harmed.

With the exception of the larger countries in Europe, we sell our KyphX instruments in foreign markets through distributors. To the extent we rely on distributors, our success will depend upon the efforts of others, over which we may have little control. If we lose a distributor or a distributor fails to perform, our revenues will be harmed.

Our non-U.S. sales present special risks.

Sales outside of the United States account for a significant percentage of our revenues and we intend to continue to expand our presence in international markets. Non-U.S. sales are subject to a number of special risks. For example:

•	our products may sell at a lower prices outside the United States;

•	agreements may be difficult to enforce;

•	receivables may be difficult to collect through a foreign country’s legal system;

•	foreign customers may have longer payment cycles;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade;

•	U.S. export licenses may be difficult to obtain;

•	intellectual property may be more difficult to enforce in foreign countries;

•	terrorist activity may interrupt distribution channels or impact our customers or employees; and fluctuations in exchange rates may affect product demand and adversely affect the profitability, in U.S. dollars, of products sold in foreign markets where payments are made in local currencies.

•	fluctuations in exchange rates may affect product demand and adversely affect the profitability, in U.S. dollars, of products sold in foreign markets where payments are made in local currencies.

Any of these events could harm our operations.

If we make acquisitions or divestitures, we could encounter difficulties that harm our business.

We may acquire companies, products or technologies that we believe to be complementary to our business. If we do so, we may have difficulty integrating the acquired personnel, financials, operations, products or technologies. Acquisitions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees and increase our expenses, which could harm our business.

Risks Related to the Public Market

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders together control approximately 57% of our outstanding common stock as of November 3, 2003. If these stockholders act together, they will be able to control our management and affairs in all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may adversely affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

Our certificate of incorporation and by-laws include a “poison pill” and other anti-takeover provisions that enable our management to resist an unwelcome takeover attempt by a third party.

Our basic corporate documents and Delaware law contain provisions that enable our management to attempt to resist a takeover unless it is deemed by management and our board of directors to be in the best interests of our shareholders. Those provisions might discourage, delay or prevent a change in the control of our company or a change in our management. The existence of these provisions could adversely affect the voting power of holders of common stock and limit the price that investors might be willing to pay in the future for shares of our common stock.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk at September 30, 2003 is related primarily to our investment portfolio. Our investment portfolio includes fixed rate debt instruments of the U.S. government and its agencies and high quality corporate issuers. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally held to maturity and the weighted average duration of our investments is 12 months or less. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

We have operated mainly in the United States, and 92% and 93% of our sales were made in U.S. dollars for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, 91% and 94% of our sales were made in U.S. dollars, respectively. To date, we have not had any material exposure to foreign currency rate fluctuations. The majority of our European sales is derived from European Union countries and are denominated in the Euro. Monthly income and expense from our European operations are translated using average rates and balance sheets are translated using month end rates. Differences are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss).

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

PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In May 2002, we completed our initial public offering, including exercise of the underwriters’ over-allotment option, of 6,900,000 shares at an initial public offering price of $15.00 per share, for aggregate cash proceeds of approximately $103.4 million. Our managing underwriters for the offering were U.S. Bancorp Piper Jaffray Inc., Banc of America Securities LLC and Bear, Stearns & Co. Inc. In connection with the offering, we paid a total of approximately $7.2 million in underwriting discounts and commissions and $1.3 million in other offering costs. After deducting the underwriting discounts and commissions and the offering costs, our net proceeds from the offering, including the over-allotment option, were approximately $94.9 million. As of September 30, 2003, all proceeds from the offering have been utilized.

ITEM 5. OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external accountants. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee has approved the engagement of PricewaterhouseCoopers LLP for the following non-audit services: (1) tax matter consultations concerning foreign, U.S. federal and state taxes; (2) the preparation of federal and state income tax returns; (3) the 401(k) audit; and (4) the assessment of our system of internal financial and disclosure controls.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Number	Description
3.2 *	Amended and Restated Certificate of Incorporation of the Registrant.

3.4 *	Bylaws of the Registrant.

4.1 *	Specimen common stock certificate of the Registrant.

10.1 *	Form of Indemnification Agreement for directors and executive officers.

10.2 *	1996 Stock Option Plan, including form of option agreement.

10.3 *	2002 Stock Plan, including form of option agreement.

10.4 *	2002 Employee Stock Purchase Plan, including form of employee stock purchase plan subscription agreement.

10.5 *	2002 Director Option Plan, including form of option agreement.

10.8 *	Lease dated January 27, 2000 for office space located at 1350 Bordeaux Drive, Sunnyvale, CA 94089 and Second Amendment to Lease dated November 29, 2001.

10.8.1*	Third Amendment to Lease dated March 29, 2002 for office space located at 1350 Bordeaux Drive, Sunnyvale, CA 94089.

10.9 *	Employment Agreement between the Registrant and Gary L. Grenter dated July 16, 2001.

10.10*	Promissory Note Secured by Deed of Trust between the Registrant and Gary L. Grenter dated December 31, 2001.

10.11*	Amended and Restated Stockholder Rights Agreement effective as of December 14, 1999, among the Registrant and certain stockholders of the Registrant.

10.12**	Employment Agreement between the Registrant and Richard W. Mott dated September 3, 2002.

10.13†**	Sublicense Agreement effective as of August 19, 2002, between the Registrant and Bonutti Research, Inc.

10.14***	Stock Purchase Agreement by and between Kyphon and the shareholders of Sanatis GmbH, dated February 15, 2003.

10.15	Lease dated September 18, 2003 for office spaces located at 1221 Crossman Avenue and 480 Java Drive, Sunnyvale, California.

31.1	Certificate of Principal Executive Officer.

31.2	Certificate of Principal Financial Officer.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-83678), which was declared effective on May 16, 2002.
**	Incorporated by reference from our Form 10-Q filed on November 13, 2002.
***	Incorporated by reference from our Form 8-K filed on March 7, 2003.
†	Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the Commission.

(b)	Reports on Form 8-K.

On July 25, 2003, we filed a Form 8-K under Item 9 (which was intended to be filed under Item 12) regarding our press release announcing our second quarter 2003 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kyphon Inc.

Date:	November 14, 2003	By:	/s/ Richard W. Mott
Richard W. Mott President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 14, 2003	By:	/s/ Jeffrey L. Kaiser
Jeffrey L. Kaiser Vice President of Finance and Administration, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)