Form 10-K
period 2003-12-31
KYPHON INC
filed 2004-03-10
CIK 1123313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock,            $0.001 par value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2003 (which is the last business day of registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq National Market was approximately $221.9 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At March 1, 2004, the Registrant had 39,940,141 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.

KYPHON INC.

FISCAL YEAR 2003 FORM 10K ANNUAL REPORT

PART 1

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following: our intentions, beliefs and expectations regarding our future success and results; the timing and success of our clinical trials and regulatory submissions; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements; our operating results; our expectations regarding our revenues and customers; and our distributors and territorial expansion efforts. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-K.

Kyphon undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

ITEM 1.	BUSINESS

Overview

We develop medical devices to restore spinal anatomy using minimally invasive technology. Our devices are used primarily by surgeons who repair compression fractures of the spine caused by osteoporosis and cancer. Our commercial products, comprising our KyphX instruments, utilize our proprietary balloon technology. Surgeons use these instruments to help repair compression fractures during minimally invasive spine surgeries. Most alternative spine fracture treatments are either highly invasive or are pain management therapies.

We believe there are approximately 700,000 clinically-diagnosed spine fractures each year due to osteoporosis in the United States and Europe in approximately 550,000 patients. Osteoporosis, a disease that primarily affects women over the age of 50, is characterized by bone deterioration, leading to an increased susceptibility to spine fractures. These fractures can result in an increased risk of death, significant pain, reduced physical function, decreased respiratory function and diminished quality of life. We also estimate that each year in the United States and Europe 150,000 fractures occur in 50,000 patients due to cancer, with similar debilitating consequences to osteoporotic fractures. The primary cancer types that contribute to spinal fracture are multiple myeloma and spinal bone metastases. Additionally, we estimate there are 100,000 patients per year in the United States and Europe that suffer traumatic vertebral compression fractures that may be treatable by minimally invasive techniques similar to treatments today for fractures caused by osteoporosis and cancer.

As of December 31, 2003, we had trained more than 3,900 physicians in the United States, Europe and Asia Pacific in the use of our KyphX instruments, and these physicians had used our instruments in over 60,000 spine surgeries. To support these physicians, we have built a large and growing worldwide direct sales organization that numbered in excess of 200 professionals as of December 31, 2003. Based on our experience to date and supported by published peer-reviewed medical journal articles, we believe that use of our KyphX instruments during minimally invasive spine surgery leads to significant patient benefits, including the ability to reverse the collapse of the bone caused by the spine fracture. Reversal of collapsed bone in the spine can reduce spine deformity, thereby increasing mobility and improving respiratory function in patients. Risks of procedures using our instruments include the same risks common to performing surgery using anesthesia and to performing surgery on older patients. In addition, like other spine surgeries, these procedures using our instruments may result in serious complications, including embolization, nerve injury, paralysis and death.

In May 2000, we commenced full commercial introduction of our KyphX instruments in the United States. We devote significant resources to product development, supporting our sales and marketing team, training and educating physicians and supporting reimbursement and clinical activities related to our products. As of December 31, 2003, we had 27 U.S. issued patents, 26 issued foreign patents, 40 pending U.S. patent applications, 140 pending foreign applications and 25 patents that we exclusively licensed from Bonutti Research in August 2002, which primarily cover the use of inflatable devices in and around soft tissue in the spine.

In February 2003, we acquired Sanatis GmbH, “Sanatis”, a privately-held developer and manufacturer of orthopedic biomaterials based in Rosbach, Germany. This acquisition, which provides us with a core competency in biomaterials, represented a strategic response to surgeons’ expressed desire to use materials that resorb or remodel into bone in traumatic fracture patients rather than using more traditional bone filler materials. We obtained a CE Mark for our first product from the acquisition of Sanatis, our KyphOs™ calcium phosphate cement, in December 2003, and we are now authorized to sell this material in Europe.

We intend to pursue the development and commercialization of spine products arising from this acquisition and from our acquisition of the Bonutti patents to complement our existing KyphX instruments and to leverage our spine sales force. The full commercialization of products from these acquisitions will require research, development, and regulatory approvals and/or clearances, and may require clinical studies prior to market launch. In addition, we may pursue additional acquisitions, including acquisitions of non-spine fracture treatment technologies or biologics, as appropriate and consistent with our long-term vision for Kyphon.

Anatomy of the Spine

The spinal column contains 24 bones called vertebrae. Each vertebra consists of a large block of bone, called the vertebral body, which helps maintain upright posture. The vertebral body consists of soft inner, or cancellous, bone surrounded by a thin outer shell of hard, or cortical, bone. The soft tissue between each vertebral body is generally referred to as the intervertebral (spinal) disc. Each vertebra also has bone segments that extend out from the vertebral body, called the posterior elements, which surround and protect the spinal cord.

Consequences of Spine Fractures

When the spine is structurally weakened, routine downward pressure can cause a vertebral body to collapse and fracture. These fractures are referred to as vertebral body compression fractures. Fractures of the vertebral body, located at the front of the spinal column, can cause the spine to tilt forward. Over time, these fractures can result in a curved deformity of the spine and a forward-stooped posture called kyphosis. Vertebral compression fractures are caused primarily by deterioration of the inner cancellous bone due to osteoporosis. Other causes of spine fractures include trauma, cancerous tumors and infection.

Unrepaired spine fractures can result in serious physical and emotional consequences, including:

•	Increased Risk of Mortality. In a 2000 study of 6,459 women with osteoporosis followed for 3.8 years, those women who sustained a spine fracture during the study were 8.7 times more likely to die during the time period of the study than those women who did not experience a fracture.

•	Acute and Chronic Pain. About one-third of the spine fractures caused by osteoporosis are accompanied by severe acute back pain. In addition, the spine deformity caused by these fractures can change the position of muscles and ligaments, leading to chronic pain. In a 1998 study of 7,223 women over the age of 65, those who had a single unrepaired spine fracture that had set in its collapsed position were two times more likely to suffer back pain than equivalently-aged women without spine deformity. Acute back pain is common to fractures caused by cancer and trauma as well.

•	Health Effects Resulting from Organ Compression. Fractured and collapsed vertebrae shorten and curve the spine, moving the ribs down toward the pelvis and compressing the chest and stomach. Compression of the lungs can create new, or worsen already existing, respiratory disorders, including lung disease and pneumonia. A German and a Canadian study published in the 1990s, involving a total of 108 participants, demonstrated that patients with spine fractures showed a statistically significant decrease in lung capacity that correlated with spine deformity. In addition, kyphosis can lead to compression of the stomach and a resultant reduced appetite and weight loss.

•	Functional Limitation. Spine fractures can cause prolonged or permanent disability, reducing mobility and impairing other physical functions. Patients with spine fractures can require significant assistance, including the use of walkers or other aids, during normal physical activities. In a 2001 study of 1,395 post-menopausal women, patients with one or more unrepaired spine fractures scored significantly lower on a standardized test for physical function than those who had no fractures. The loss in quality of life increased with additional fractures. Multiple fractures are common in patients from cancers such as multiple myeloma.

•	Increased Risk of Additional Fractures. The change in alignment of the spine can shift a patient’s center of balance, increasing the risk of falls and additional fractures, particularly of the spine and hip. In a 1991 study of 1,098 post-menopausal women followed for 4.7 years, the presence of one spine fracture increased the risk of subsequent spine fractures by five times compared to the risk of someone suffering a first fracture. The presence of two or more spine fractures increased the risk of additional spine fractures by 12 times in the same timeframe. In addition, a 2001 study prospectively following 6,788 women over the age of 50 for the incidence of osteoporotic fractures found that one or more spine fractures increased the risk of hip fracture by 4.5 times, while the presence of two or more spine fractures increased the risk of hip fracture by 7.2 times.

•	Emotional Effects. Studies have demonstrated that the physical deformity caused by spine fractures, and the resulting fear of falling, can create patient anxiety and clinical depression, leading to a reduction in normal daily and social activities.

Market Opportunity for the Treatment of Spine Fractures

We believe that each year in the United States and Europe an estimated 700,000 clinically diagnosed spine fractures occur due to osteoporosis as well as 150,000 fractures occurring in 50,000 patients due to cancer, and 100,000 fractures caused by trauma. In the U.S. alone, we believe there are an additional 440,000 osteoporotic fractures that go undiagnosed and untreated. The majority of the diagnosed fractures are managed in the hospital or at home predominantly with conservative treatment options such as bed rest, pain medication and back braces. Approximately 150,000 people in the United States are hospitalized due to pain associated with spine fractures caused by osteoporosis, resulting in annual costs estimated to be in excess of $1.6 billion. The number of fractures caused by osteoporosis is increasing more rapidly than the aging of the population, which has been assumed to be related to our increasingly sedentary lifestyles.

Similar to patients with fractures due to osteoporosis, patients with fractures due to cancer are often poor surgical candidates and have been typically treated with pain management regimens. Of the patients in our addressable traumatic fracture market, we believe that some are treated surgically today using more invasive open fracture reduction techniques and others are treated conservatively.

Alternative Means for the Treatment of Spine Fractures

When treating a patient with a spine fracture, an orthopedic surgeon’s primary objective, as with any fracture, is to reduce the fracture, that is, to return the bone toward its pre-fracture position. While surgeons can use conventional orthopedic surgical techniques to reduce and otherwise repair spine fractures, such as traumatic fractures in younger patients, these procedures are highly invasive and especially risky for elderly patients. As a result, before the development of less invasive alternatives, physicians rarely referred their patients with osteoporosis and cancer for surgical procedures to repair spine fractures, but instead prescribed therapies and treatments designed to simply manage the pain.

Conventional Spine Surgery

Spine surgery is complex and risky given the proximity of the surgical site to the spinal cord and major organs. Conventional spine surgery can repair fractured vertebrae and restore height, but is highly invasive and involves significant risks. These surgeries involve making long incisions in the patient’s chest or back so that stainless steel instruments can move the fractured bones back into their normal position. However, the instruments used in these surgeries are not optimally designed to manipulate deteriorated osteoporotic bone. The fractured bones are then held in place by metal implants, which, in the case of elderly patients with osteoporosis, can fail to hold due to the softness of the inner cancellous bone to which they are attached. As a result, this surgery is performed in very limited circumstances to treat osteoporosis-related vertebral compression fractures. The invasiveness of conventional spine surgery may lead to death, spinal cord injury, extensive post-operative hospital stays and prolonged bed rest for recovery. Additional complications may include bowel, lung and nerve damage, pain, embolization, infection and blood clots. Due to these risks among others, conventional spine surgery is rarely performed to treat cancer-related fractures, and is used to treat only a portion of the trauma-related fractures.

Pain Management Therapies

Due to the limitations of conventional orthopedic surgery for patients with spine fractures, the majority of these patients are treated currently with conservative pain management therapies. These methods do not involve surgical intervention and do not repair the fractured spine. These pain management therapies can comprise many techniques, alone or in combination, including:

•	bed rest, in the hospital or at home;

•	prescription and over-the-counter pain medication;

•	back braces;

•	home health care;

•	physical therapy;

•	exercise; and

•	chiropractic care.

Pain management therapies are designed to provide pain relief while the fractured vertebra slowly sets in its collapsed position. Treatment periods can be lengthy, resulting in expensive hospital stays and follow-up. These therapies can also worsen the underlying problem. For example, bed rest is known to cause bone and muscle loss, making recovery more difficult in elderly patients, and potentially leading to additional fractures. In addition, doctors report that patient compliance with these therapies is low because of the:

•	prolonged nature of treatment;

•	patients’ reluctance to wear back braces;

•	difficulty and pain associated with exercise and physical therapy; and

•	inadequate pain reduction.

Alternatively, physicians may opt to stabilize the fractured area with a treatment that has become known as vertebroplasty. Vertebroplasty does not restore the spinal anatomy, but is aimed simply at reducing the pain associated with the fracture. Because vertebroplasty freezes the vertebral body in its collapsed position, patients may continue to suffer the physical, emotional and quality of life problems associated with unrepaired spine fractures.

In vertebroplasty, a physician, typically an interventional radiologist, places one or two large needles into the fractured vertebra, and injects bone filler material into the collapsed vertebral body. The bone filler most commonly used in vertebroplasty is bone cement. The FDA has not approved a cleared bone cement or any other bone void filler for use in the spine. Because the vertebral body is in a collapsed position, this procedure requires the use of thin bone filler material that is injected under high pressure in order to effectively penetrate the inner spaces of the deteriorated bone. A non-viscous filler material injected under high pressure into the vertebral body can result in leakage, as documented in literature. Once injected, the bone filler material hardens and fixes the bone in its collapsed position.

Our Products

Kyphon provides surgeons with tools to help repair fractures during minimally invasive spine surgery. Our instruments have also been used in open surgical procedures. We generally refer to our products as the KyphX instruments.

Minimally invasive spine fracture surgeries using our KyphX instruments typically involve the insertion of two of our disposable proprietary balloon devices into the fractured bone, although only one balloon may be used occasionally. The surgeon inflates our balloons to compact and move the deteriorated bone. As a result of the inflation of the balloons, some of the collapse caused by the fracture may be reversed. This reversal can be more difficult if the bone has already begun healing in its fractured position. However, we have developed products that facilitate treatment of chronic fractures that may have partially healed. If the patient suffered a prior partial collapse of the vertebral body that healed in its deformed position, and then that same vertebral body fractures again, leading to further collapse, the balloon is only likely to address the change in anatomy related to the second fracture. After the bone has been moved, the balloons are removed, and the newly-created cavities are stabilized by filling them with the surgeon’s choice of bone filler material, which can include bone cement, a plastic polymer that hardens in place. We believe that surgeons typically use a relatively thick bone cement at low pressure and under manual control. Although bone cement may be used by surgeons if they feel it is in the best interest of the patient, we may not promote bone cement for use in the spine without first receiving additional regulatory approval or clearance. Currently, there is no bone filler that has been approved or cleared by the FDA. While our KyphX HV-R Bone Cement is CE Marked for a specific minimally invasive spine procedure known as kyphoplasty in Europe, it is not yet approved or cleared for use in the United States.

We have trained more than 3,900 physicians, including 900 in Europe and 80 in other international sites, primarily Asia Pacific, in the use of our KyphX instruments. We believe these physicians have used our instruments in over 60,000 surgeries involving spine fractures.

Based upon published reports of clinical results, discussions with surgeons who have used our instruments, and our own research, we believe that the use of our KyphX instruments during minimally invasive spine surgery may lead to significant clinical outcomes, including one or more of the following:

•	restoration of collapsed vertebrae;

•	reduction of spinal deformities;

•	reduction of pain; and

•	enhanced quality of life.

Currently, our FDA clearance permits us to promote in the United States our line of KyphX Inflatable Bone Tamps, devices used to move and compact bone, for use as conventional bone tamps for the reduction of fractures and/or the creation of a void in cancellous bone in the spine, hand, tibia (a leg bone), radius (an arm bone) and calcaneus (the heel bone). Before we can promote and market in the United States the use of our KyphX instruments in any specific procedure, or claim any treatment benefits from any procedure with our products such as pain reduction, enhanced quality of life, or reduction of spinal deformities, we will need to receive additional FDA clearance or approval and we may need to conduct clinical studies to document the benefits, if any.

We have recently submitted to the FDA a 510(k) application for our proprietary bone cement KyphX HV-R. This regulatory submission is in response to the FDA’s recent clarification regarding the classification of bone cement for the treatment of pathological fractures. We are also currently discussing with the FDA the necessary clinical data to support clearance of the use of our bone cement in a kyphoplasty procedure. We cannot assure you that our data, if available or subsequently completed, will support FDA clearance. If we fail to obtain additional FDA approvals that will allow us to promote the treatment benefits of the KyphX Inflatable Bone Tamps, our ability to expand the commercialization of our products may be impaired.

The Use of KyphX Instruments during Minimally Invasive Spine Surgery

Spine fracture surgeries using our KyphX instruments are minimally invasive and are generally performed by spine-focused orthopedic surgeons and neurosurgeons. A surgeon first creates a working channel through the patient’s back into the fractured vertebral body using one of our KyphX Bone Access Systems.

The surgeon then inserts one of our proprietary disposable KyphX Inflatable Bone Tamps into the fractured bone and carefully inflates it with fluid using X-ray images to monitor the procedure. The surgeon most often chooses to create a second access channel into the same vertebra being treated and inserts a second balloon. Surgeons can control inflation volume and pressure using our KyphX Inflation Syringe. Inflation of the balloons compacts the soft inner bone creating a cavity inside. When possible, this inflation also pushes the hard outer bone up toward its natural position, reducing the fracture.

The KyphX Inflatable Bone Tamps are then removed, and the surgeon chooses a bone filler material to insert into the void. Using the KyphX Bone Filler Device, the surgeon delivers the chosen bone filler material into the void under manual control and low pressure in an attempt to minimize the risk of material leaks.

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

Business Strategy

Our goal is to become the recognized global leader in restoring spinal function through minimally invasive therapies. In particular, the key elements of our strategy are to:

•	Establish Minimally Invasive Surgery Using Our KyphX Instruments as the Standard of Care for Spine Fracture Repair. We intend to support clinical efforts to establish that treating spine fractures with a specific minimally invasive surgical procedure using our KyphX instruments provides significantly improved patient outcomes versus the pain management therapies typically prescribed by physicians today.

•	Continue to Penetrate the Spine Market with Our Established Direct Sales Force. Our instruments are sold in the United States directly to hospitals by our experienced sales team. By leveraging their extensive medical device experience, our sales people are able to identify key physicians within these hospitals and provide effective customer assistance to continue the market adoption of our instruments. In Europe, our products are sold by direct sales forces in the major countries as well, sometimes complimented with agents or sub-distributors.

•	Educate Referring Physicians. Patients with spine fractures often are not referred to spine surgeons for treatment, but instead are prescribed pain management therapies by primary care physicians. Our objective is to educate primary care physicians and other medical advisers on the use of our KyphX instruments as an alternative to conventional spine fracture treatment and conservative pain management therapies. During 2003, we initiated a pilot program whereby selected sales representatives call on primary care physicians to educate them about our instruments. As of December 31, 2003, we had expanded this group to approximately 40 individuals in the United States and Europe.

•	Expand Marketing Claims. The FDA does not allow us to discuss or mention bone cement in our marketing and promotional claims in the United States, although we are permitted to mention bone cement in Europe, and we sell a bone cement in that market. Bone cement is the filler material commonly used in the spine by surgeons when they perform spine fracture repair. We have initiated discussions with the FDA regarding the necessary clinical and preclinical data to allow us to support FDA clearance for the promotion of bone cement as a bone filler material in conjunction with a kyphoplasty procedure and to determine the benefits resulting from that procedure. In Europe, we have initiated a post-marketing clinical study comparing kyphoplasty to conventional treatments of bed rest, pain medication and bracing. We believe the results of this and other studies, if successful, may allow us to expand our marketing and third-party reimbursement efforts.

•	Support Appropriate Levels of Physician Reimbursement in the United States. In all 50 states and in the District of Columbia, Medicare reimburses physicians at varying payment levels for their services when they perform procedures using our KyphX instruments. We intend to use peer-reviewed physician journal articles, data from our European trials and support from leading physicians who are familiar with the KyphX instruments to continue to support further appropriate levels of physician reimbursement.

•	Continue Revenue Growth Through New Product Acquisition and Development. Our minimally invasive spine sales force is an important asset with the capacity to sell new products that complement our KyphX Instruments including KyphX product line extensions as well as new technologies that we develop or acquire from others. In August 2002, we acquired the rights to a series of patents, now numbering 25, owned by Bonutti Research and covering the use of inflatable devices in and around soft tissue in the spine. In February 2003, we acquired Sanatis, a privately-held developer and manufacturer of orthopedic biomaterials based in Rosbach, Germany. We intend to pursue the development and commercialization of spine products arising from these acquisitions to complement our existing KyphX instruments and leverage our spine sales force. The commercialization of products from these acquisitions as well as our own internal efforts will require research, development, and regulatory approvals and/or clearances, and may require clinical studies prior to market launch. We intend to pursue other external business development opportunities as well to help us achieve our goals, which may include opportunities outside the spine.

Products

We currently sell the following instruments for use in spine fracture procedures:

Product Category	Description	Function
Bone Access Systems	Set of small disposable tools	Create working channel into fractured bone

Inflatable Bone Tamp	Disposable balloon catheter	Compact soft inner bone and move hard outer bone

Inflation Syringe	Disposable syringe with rotating handle and pressure gauge	Inflate the KyphX Xpander Inflatable Bone Tamp

Bone Filler Device	Disposable stainless steel nozzle with inner rod and plastic handle	Deliver bone filler material into bone cavity

Bone Biopsy Device	Disposable stainless steel tube and rod	Take sample of bone for evaluation purposes

Curette	Disposable stainless steel device with articulating tip	Scrape or score bone in the spine

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

Inflatable Bone Tamps. Our proprietary KyphX Xpander Inflatable Bone Tamps are disposable sterile devices that combine the functionality of a metal bone tamp with the engineering principles of medical balloon technologies. Unlike other medical balloons, however, our balloons are specially designed to be used in bone. Other currently available medical balloons are not used in bone because they are not appropriate in size, shape or durability, or are not designed to provide lifting force.

Conventional bone tamps are rigid stainless steel instruments that move fractured hard bone and compact soft bone using indirect mechanical force. While it is the goal of orthopedic surgeons to move a fractured area all at once, conventional bone tamps cannot do this without a large incision and without significant tissue and bone disruption. Unlike other bone tamps, the KyphX Xpander Inflatable Bone Tamp contains a balloon that can be placed inside a fractured bone through a narrow working channel and expanded to move fractured bone all at once. Once inside, the balloon portion of the KyphX Xpander Inflatable Bone Tamp is carefully inflated under X-ray monitoring. This inflation applies direct mechanical force to compact the soft inner bone and move the broken hard outer bone back towards its prefracture position. Products introduced during 2003 include the KyphX Elevate Inflatable Bone Tamp, the KyphX Exact Inflatable Bone Tamp, and the KyphX Express Inflatable Bone Tamp, variations of the basic KyphX Xpander.

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

Bone Biopsy Device. Our KyphX Bone Biopsy Device is a disposable, stainless steel tube and rod that can be used to take biopsy samples of bone for further evaluation.

Curette. Our KyphX Curette is a disposable, stainless steel device with an articulating tip that is used to scrape or score bone in the spine.

Bone Fillers. We have developed our own KyphX HV-R® polymethylmethacrylate (PMMA) bone cement with the appropriate handling characteristics for minimally invasive use in the spine. We obtained a CE Mark for KyphX HV-R bone cement in October 2002 and began selling it in Europe to spine surgeons who use our devices. We completed testing to support U.S. regulatory submissions for marketing approval. In December 2003 we submitted a 510(k) for clearance of our bone cement as a bone filler material to be used in conjunction with a kyphoplasty procedure.

In Europe, we are conducting a kyphoplasty clinical study of our devices using KyphX HV-R. The primary purpose for conducting the European study is to gather local clinical data to support our sales and marketing efforts, as well as to support reimbursement of our KyphX instruments in various European countries. We expect to continue patient enrollment throughout 2004, and we will continue to monitor these patients with the goal of using local data to support our European marketing and reimbursement efforts.

We obtained a CE Mark for our first product from the acquisition of Sanatis, our KyphOs™ calcium phosphate cement, in December 2003, and we are now authorized to sell this material in Europe.

Sales and Marketing

We market and sell our KyphX instruments through a direct sales force in the United States. Our target customer base includes the approximately 5,500 physicians who perform spine surgery, including orthopedic spine surgeons, neurosurgeons and interventional neuro-radiologists.

Our U.S. sales organization is currently comprised of 122 sales territories. Each territory is managed by a spine consultant who acts as the primary customer contact. These spine consultants have extensive experience selling medical devices, generally focusing on emerging technologies. Our 122 U.S. sales professionals are led by 17 regional sales managers, three area directors and a vice president of sales. We expect we will need to continue to increase the size of our sales organization in order to increase sales and market penetration and to provide the significant, ongoing level of customer support required by our sales strategy. We have initiated a spine education specialist program whereby selected representatives will call on primary care physicians to educate them about our instruments. This program consists of 40 spine education specialists led by four regional managers, and a program director.

Our European operations are headquartered in Belgium with direct sales organizations in the major European countries. We anticipate continuing to build direct sales organizations in the major European countries while establishing distributor or agency arrangements in smaller ones. We intend to follow a similar model in Europe to the one established in the United States, working with internationally recognized physicians initially as we expand our training, reimbursement and selling activities.

We are still in the very early stages of initiating the sales process in selected Asia-Pacific markets. We have initially trained surgeons and sold product in South Korea and China. During 2004, we plan to formulate our clinical and regulatory plans for Japan. In addition, we plan to begin selling our products in Canada through a direct sales force and in Brazil and Mexico through distributors, and to investigate other selected South American and Asia-Pacific countries regarding potential product registration and selling activities.

Training

We devote significant resources to training and educating physicians in the use of our KyphX instruments. We limit our training and education of physicians to the specialized skills involved in the proper use of our instruments in the United States, because the FDA has taken the position that we may not train physicians about specific procedures in the spine. Specific procedures in which our instruments are used commonly involve bone cement to fill the void created by our instruments. Although physicians may use our instruments with bone filler material of their choice, including bone cement, the FDA has taken the position that we cannot promote the use of bone cement, or train surgeons to use bone cement, with our instruments unless bone cement is specifically approved or cleared for use in the spine. We instruct our trainers, both physician faculty consultants and employees, not to discuss the use of any bone filler material, including bone cement, with our instruments. However, if unsolicited questions are posed by surgeons during training, we inform surgeons of the regulatory status of bone cement and its use with our products. Although we believe our training methods are proper, if the FDA determines that our training constitutes promotion of an unapproved use, they could request that we modify our training or subject us to regulatory enforcement.

Reimbursement

Establishing reimbursement for any new medical technology is a challenge in the current environment of cost containment, managed care and Medicare. To successfully establish reimbursement coverage, we must prove that our technology improves health outcomes, such as quality of life or functional ability, and does so in a cost-effective manner.

Payment for patient care in the United States is generally made by private insurers. These insurers act on their own behalf or under contract with the U.S. government to administer the Medicare program. Medicare covers most of the medical care expenses of individuals over the age of 64. Approximately 90% of patients with spine fractures caused by osteoporosis are covered by Medicare, while the rest are covered primarily by private insurers. Private insurers often follow the coverage and payment policies of Medicare.

For inpatient fracture reduction procedures, Medicare pays the hospital a prospectively determined amount based primarily on the patient’s diagnosis and the nature of the care provided during the hospital stay. We receive payment from the hospital for our instruments, and Medicare reimburses the hospital under this reimbursement system for its costs of admitting and treating the patient, including the purchase of our instruments, under existing applicable codes. The surgeon who performs the procedure is reimbursed under a different system that is based on procedure codes, called current procedural terminology, or CPT, codes. Currently, Medicare reimburses physicians who use our KyphX instruments on a state-by-state basis. This form of reimbursement is not uniform across all states because there is no national CPT code or associated national payment rate relating to procedures using our instruments. As a result, unless a state has a published policy regarding reimbursement, physicians must report procedures using our instruments under an unlisted CPT code, submit their bills for review and request payment based on the time, work and risk involved in the procedure. We intend to continue to use the results of future clinical studies, peer-reviewed physician journal articles, and support from leading physicians who are familiar with our KyphX instruments to further support physician reimbursement for procedures using our instruments. In addition, it is possible that medical societies familiar with the kyphoplasty procedure will apply for the establishment of a national payment rate through a CPT code. Based on our understanding of this process, it is not anticipated that a national CPT could be established prior to 2006, if at all. We cannot assure you that establishment of a national CPT code, if that ever happens, would be beneficial to our business since the reimbursement level associated with the national CPT code could be less than what surgeons in some states are presently receiving.

Manufacturing

We inspect, assemble, test, package and sterilize components that have been manufactured by us, or to our specifications by outside contractors. We inspect each lot of components and finished instruments to determine compliance with our specifications.

We believe our manufacturing operations are in compliance with regulations mandated by the FDA and the European Union. We have been an FDA-registered and California-licensed medical device manufacturer since 1998. We obtained our CE Mark in February 2000, and our facility is ISO 9001/EN 46001/ISO 13485 certified. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Health Services, or CDHS, and these inspections may include the manufacturing facilities of our subcontractors. We have been inspected by the CDHS, the FDA and European auditors and there have been no significant audit findings as a result of these inspections.

In March 2004, we anticipate moving to our new headquarters facility also in Sunnyvale, California. We will be required to update our CDHS license as it relates to the move to our new facility.

Most purchased components for our instruments are available from more than one supplier. There are no contractual obligations by suppliers to continue to supply to us, nor are we contractually obligated to purchase from a particular supplier. We have identified and qualified alternate suppliers for materials in our KyphX Inflatable Bone Tamps and related instruments with the exception that we are presently sourcing our KyphX Inflation Syringe from a single supplier. Although additional suppliers have been possibly identified at this time, none have been appropriately qualified.

We are currently increasing our manufacturing capabilities as we increase commercialization efforts. Manufacturers often experience difficulties in scaling up production, including problems with production yields and quality control and assurance.

Research and Development

As of December 31, 2003, we had 22 employees dedicated to research and development. The acquisition of Sanatis added two employees to our research and development team; their efforts are primarily focused on developing biomaterials for use with our instruments. The research and development group creates new products, product extensions and improvements to existing products to address unmet patient and market needs with the concomitant goal of enhancing revenue. A major focus of the group is to explore new technologies for use in orthopedic applications, including but not necessarily limited to treatment of spine fractures. In addition, we intend to further develop balloon and related technologies to treat various other bone disorders arising from trauma or cancer. We are currently developing the following products:

•	additional instruments to facilitate the use of our products in fractures that are particularly difficult to repair;

•	optimized delivery systems for bone void fillers;

•	Kyphon-branded ceramic biomaterials for use as bone void fillers;

•	Kyphon-branded acrylic cement for use as a bone void filler;

•	instruments targeted to facilitate repair in smaller vertebral bodies; and

•	balloon designs and instruments that cause a balloon to inflate differentially and/or preferentially.

Unless an exemption is available, we will need approval or clearance from the FDA to promote or market any of these products in the United States. We cannot be certain that we will be able to obtain approval or clearance for these products.

Competition

We compete with providers of non-surgical treatments, drugs to reduce pain, drugs to prevent osteoporosis, open surgical procedures and instruments for vertebroplasty. We also are beginning to see entry into the marketplace of instruments designed to create voids in vertebral bodies without any attempt at fracture reduction, which are marketed as a safer alternative to vertebroplasty and a less expensive alternative than our KyphX products. Competition among these companies is likely to increase the awareness and frequency of vertebroplasty and other alternative procedures. We are also beginning to see introduction by competitors of instruments possibly designed to achieve fracture reduction. Particularly in Europe, these products are initially being marketed as more effective and less expensive than our KyphX products. Numerous companies are developing and marketing materials, including biomaterials, that may be used as bone filler materials. Given the early stage of many of these competitive marketing efforts, it would be premature to determine what, if any, impact these products may have on our sales growth.

Osteoporosis drugs marketed and in development today generally reduce the risk of fracture by up to 70%. These drugs are made by large pharmaceutical companies such as Merck, Eli Lilly, Wyeth, Procter & Gamble, Novartis AG and Aventis Pharmaceuticals. These drugs and future drugs may further reduce the incidence of spine fractures.

Any products that we commercialize will be subject to intense competition. Overall, we believe the primary competitive factors that affect our instruments are cost, reimbursement status, efficacy and safety. Many of our competitors and potential competitors in these markets have substantially greater financial, technical and marketing resources than we do, and they may succeed in developing products that may be more effective than ours or that would render our instruments obsolete or noncompetitive. In addition, many of these competitors have significantly greater experience and reputations than we do in their respective fields. Our ability to compete successfully will depend on our ability to develop proprietary instruments that reach the market in a timely manner, receive adequate reimbursement and are safer, less invasive and less expensive than alternatives available for the same condition. Because of the size of the potential market, we anticipate that companies will dedicate significant resources to developing competing procedures. Our technologies and instruments may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. We may also be forced to protect our market space through enforcement of our intellectual property rights, which would be expensive to do and would constitute a significant distraction to our executive team.

In addition, our products compete with conventional spinal instrumentation in the market for traumatic fracture fixation.

Patents and Proprietary Technology

We believe that in order to have a competitive advantage, we must develop, maintain and protect proprietary aspects of our technologies. As of December 31, 2003, we had 27 issued U.S. patents, 26 issued foreign patents, 40 pending U.S. patent applications, 140 pending foreign applications and 25 patents that were exclusively licensed from Bonutti Research in August 2002.

Under the terms of our agreement with Bonutti Research, we acquired the exclusive right to develop minimally invasive balloons and related products for use within joints, ligaments, tendons, or cartilage in the spine and the co-exclusive right to develop minimally invasive balloons and related products for use in orthopedic applications in joints, ligaments, cartilage, nerves or tendons outside of the spine.

In February 2003, we acquired Sanatis, a privately-held developer and manufacturer of orthopedic biomaterials based in Rosbach, Germany. Sanatis has filed four patent applications covering inventions relating to calcium cement formulations and a cement delivery technology.

We require our employees, consultants and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationships with us. We also require our employees, consultants and advisors who we expect to work on our products to agree to disclose and assign to us all inventions conceived during the work day, using our property or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Finally, our competitors may independently develop similar technologies. Because of the importance of our patent portfolio to our business, we may lose market share to our competitors if we fail to protect our intellectual property rights or are unable to adequately enforce those rights.

The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants into our market increases, the possibility of a patent infringement claim increases. While we make an effort to ensure that our products do not infringe other parties’ patents and proprietary rights, our products and methods may be covered by U.S. patents held by our competitors or others. In addition, our competitors may assert that future products we may market infringe their patents.

Government Regulation

Our products are medical devices subject to extensive regulation by the FDA under the Federal Food, Drug and Cosmetic Act and by states under various state regulations. FDA regulations govern, among other things, the following activities that we will perform:

•	product design and development;

•	product testing;

•	product manufacturing;

•	product labeling;

•	product storage;

•	premarket clearance or approval;

•	advertising and promotion; and

•	product sales and distribution.

Some of the medical devices that we wish to commercially distribute in the United States require either 510(k) clearance or premarket approval from the FDA prior to marketing. Devices deemed to pose relatively less risk are placed in either class I or II, which requires the manufacturer to submit a premarket notification requesting permission for commercial distribution; this is known as 510(k) clearance. Some low-risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k)-cleared device, are placed in class III requiring premarket approval, known as a PMA.

510(k) Clearance Pathway. To obtain 510(k) clearance, we must submit a premarket notification demonstrating that the proposed device is substantially equivalent in intended use and technological characteristics to a previously 510(k)-cleared device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for submission of premarket applications, or is a device that has been reclassified from class III to class II or I. The FDA’s 510(k) clearance pathway usually takes from three to 12 months, but it can last significantly longer. During this period, the FDA may request additional information.

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

Our KyphX Inflatable Bone Tamps currently have 510(k) clearance for use as a conventional bone tamp for the reduction of fractures and/or the creation of a void in cancellous bone in the spine, hand, tibia, radius and calcaneus. The KyphX Xpander Inflatable Bone Tamp is marketed pursuant to the 510(k) clearance for the KyphX Inflatable Bone Tamp. The KyphX Inflation Syringe and 11 Gauge Bone Access Needle are 510(k)-cleared products that we currently obtain from contract suppliers. We believe our KyphX Introducer Tool Kit, Osteo Introducer System, Advanced Osteo Introducer System, Bone Biopsy Device, and KyphX Bone Filler Device, when sold as manual orthopedic surgical instruments, are exempt from clearance or approval requirements. Our products are not cleared for any specific surgical procedure or for use with bone cement in the spine. However, we have recently submitted a 510(k) for clearance of our bone cement KyphX HV-R that we currently sell in Europe. Our current 510(k) clearance does not permit us to promote any particular benefits obtained by using our instruments in surgery. Before we can promote the use of bone cement in the spine or make claims regarding the procedures in which our instruments are used, we need to reach agreement with the FDA on the data required. We may need additional clinical data to support any or all of the marketing applications.

In October 2000, we received a Warning Letter from the FDA challenging our promotional claims that we were making for our KyphX instruments. In that letter and subsequently, the FDA took the position that our initial 510(k) clearance for the KyphX Inflatable Bone Tamp did not permit us to promote the product for use in any specific sites in the body or for any specific surgical procedures, such as for kyphoplasty. The FDA also maintained we could not promote any clinical benefits for our products until we submitted and obtained additional regulatory clearances/approvals.

After discussions and correspondence with the FDA, we agreed to abide by these restrictions and revised our promotional campaign accordingly. Subsequently, we obtained our current 510(k) clearance to promote the KyphX Inflatable Bone Tamp as a conventional bone tamp in the reduction of fracture and/or creation of a void in cancellous bone in the spine, hand, tibia, radius and calcaneus. Therefore, at the present time, we do not promote any treatment benefit of, or promote, or train physicians in, any specific surgical procedures involving the use of our instruments or the use of our instruments with bone cement in the spine. In order to do so, we must first be able to reach agreement with FDA on whether additional clinical data must be generated to support marketing applications for these claims. The failure to obtain FDA approval of treatment benefits using our cleared products in specific procedures may significantly impair our ability to promote our products.

In October 2002, the FDA published a Public Health Web Notification entitled “Complications Related to the Use of Bone Cement in Vertebroplasty and Kyphoplasty Procedures.” In April 2003 the FDA published an update to the original notification entitled “Complications Related to the Use of Bone Cement in Treating Compression Fractures of the Spine”. The updated notification states that reported complications related to the use of polymethylmethacrylate bone cements to treat compression fractures of the spine, such as soft tissue damage and nerve root pain and compression, have resulted from leakage of bone cement, and that other complications including pulmonary embolism, respiratory and cardiac failure, abdominal intrusions/ileus and death have been reported. The notification is subject to potential future revision at the sole discretion of the FDA. The content of any further revised notification cannot be predicted. The notification indicates that the FDA is working with appropriate professional organizations and manufacturers of orthopedic devices to develop a basis for evaluating the safety and effectiveness of bone cements used to treat compression fractures of the spine. The notification requests that the healthcare community follow established procedures for reporting of deaths or serious injuries resulting from the use of medical devices, including bone cement. For a further discussion of the FDA’s Web Notification, see Factors Affecting Future Operating Results “If regulatory authorities find that bone cement should not be used in the spine, our ability to sell and promote our instruments would be harmed, and our exposure to product liability litigation could increase.” in Item 7.

Premarket Approval. A premarket approval application, or PMA, must be submitted if the device cannot be cleared through the 510(k) process. A PMA must normally be supported by extensive data including, but not limited to, technical, preclinical and clinical studies, and manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device.

After a PMA is filed, the FDA begins an in-depth review of the submitted information, which generally takes between one to three years, but may take longer. During this review period, the FDA may request additional information or clarification of the information already provided. Also, in most cases, an advisory panel of experts from outside the FDA will be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with quality system regulations and may also conduct inspections of the clinical investigators’ and study sponsors’ sites. New PMAs or PMA supplements are required for significant modifications to the manufacturing process, labeling and design of a device that is approved through the premarket approval process. PMA supplements in certain circumstances require submission of the same type of information as that contained in an original PMA, but limited in scope to the changes from the device covered by the original premarket approval. PMA supplements may not require extensive clinical data or review of the application by an advisory panel, but both are possible.

Clinical Studies. Clinical studies are almost always required to support a premarket approval application and are sometimes required for a 510(k) premarket notification. These studies may require submission of an application for an IDE. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specific number of patients unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements. Clinical studies for significant risk devices may begin once the IDE application is approved by the FDA and the appropriate institutional review boards at the clinical trial sites.

Any clinical studies we sponsor in the United States must be conducted in accordance with FDA regulations, unless they are conducted after marketing approval or clearance has been obtained. These clinical studies will require that we submit, and obtain FDA approval of, an IDE prior to commencing clinical studies. The results of any clinical studies we do conduct may not be sufficient for us to obtain any additional clearances or approvals or to support additional marketing claims for our devices.

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

We have obtained CE Marking permitting us to commercialize our products currently being sold in Europe, including a calcium phosphate biomaterial that we acquired with the acquisition of Sanatis. We have certification of our manufacturing facilities to ISO 9001/EN46001 quality system requirements. We had our annual inspection in February 2003 with no non-compliance reports issued, continuing our facility as ISO 9001/EN46001 certified. While no additional premarket approvals in individual EU countries are required, prior to marketing of a device bearing the CE Mark, practical complications with respect to market introduction may occur. For example, differences among countries have arisen with regard to labeling requirements.

Employees

As of December 31, 2003, we had a total of 441 employees, with 72 people in operations, 24 people in research and development, 221 people in sales and sales administration, 55 people in general and administrative, 27 people in clinical and regulatory, 33 people in marketing and professional education, and 9 people in reimbursement. None of our employees is represented by a labor union, and we believe our employee relations are good.

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

Our operations are headquartered in a 42,500 square foot building in Sunnyvale, California. In December 2003, we entered into a lease termination agreement to terminate the lease in May 2004 which was otherwise due to expire in March 2005. In September 2003, we entered into a facility lease agreement for a new corporate headquarters also in Sunnyvale, California, including manufacturing space, to replace our existing facilities. The agreement covers a 107,000 square foot facility for a ten-year period with the lease obligation period beginning March 1, 2004. Under the terms of the lease agreement, we have the option to rent an adjacent existing facility as well as an option to have additional square footage built and leased to us in the same surrounding campus. We plan to transition from the existing facility into our new facility near the end of the first quarter of 2004.

Our European operations are headquartered in a 4,700 square foot leased facility in Brussels, Belgium. This includes offices, storage and warehouse facilities. We also have a leased research facility located in Rosbach, Germany. In addition, we have leased sales offices in the major countries in Europe.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We had our initial public offering on May 17, 2002. Our Common Stock is traded on the Nasdaq National Market under the symbol “KYPH”. The following table shows the high and low closing sale prices of our Common Stock for each quarterly period since the date of our initial public offering as reported on the Nasdaq National Market:

	High	Low
Fiscal Year 2002
Second quarter (since May 17, 2002)	$19.30	$14.58
Third quarter	$16.28	$10.50
Fourth quarter	$12.88	$6.87

Fiscal Year 2003
First quarter	$11.00	$7.64
Second quarter	$14.87	$8.10
Third quarter	$25.85	$15.14
Fourth quarter	$29.40	$20.56

As of March 1, 2004, the closing price of our Common Stock on the Nasdaq National Market was $25.80 per share, and the number of registered stockholders on record was 229.

Since our incorporation, we have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

In May 2002, we completed our initial public offering, including exercise of the underwriters’ over-allotment option, of 6,900,000 shares at an initial public offering price of $15.00 per share, for aggregate cash proceeds of approximately $103.4 million. Our managing underwriters for the offering were U.S. Bancorp Piper Jaffray Inc., Banc of America Securities LLC and Bear, Stearns & Co. Inc. In connection with the offering, we paid approximately $7.2 million in underwriting discounts and commissions and $1.3 million in other offering costs. After deducting the underwriting discounts and commissions and the offering costs, our net proceeds from the offering, including the over-allotment option, were approximately $94.9 million. As of December 31, 2003, all proceeds from the offering have been utilized.

The Board of Directors approved a stock repurchase program on November 7, 2002 pursuant to which up to 2,000,000 shares of our outstanding common stock may be repurchased from time to time. The duration of the repurchase program is open-ended. Under the program, we may purchase shares of common stock through open market transactions at prices deemed appropriate by management. The purchases will be funded from available working capital. As of December 31, 2003, we had repurchased 30,000 shares pursuant to this repurchase program.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following tables reflect selected consolidated financial data derived from our consolidated financial statements for each of the last five years. The consolidated statement of operations data for the years ended December 31, 2003, 2002 and 2001, and the consolidated balance sheet data as of December 31, 2003 and 2002 are derived from our audited consolidated financial statements included in this report. The consolidated statement of operations data for the years ended December 31, 2000 and 1999, and the consolidated balance sheet data as of December 31, 2001, 2000 and 1999 are derived from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of future results. The selected financial data set forth below should be read in conjunction with our financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$131,028	$76,316	$36,073	$6,076	$261
Cost of goods sold	16,794	10,416	8,108	3,606	519

Gross profit (loss)	114,234	65,900	27,965	2,470	(258)

Operating expenses:
Research and development	15,237	10,145	7,859	4,516	1,996
Sales and marketing	68,676	43,509	27,891	11,399	1,264
General and administrative	17,348	12,540	9,720	5,343	1,875
Purchased in-process research and development	636	12,250	—	—	—

Total operating expenses	101,897	78,444	45,470	21,258	5,135

Income (loss) from operations	12,337	(12,544)	(17,505)	(18,788)	(5,393)
Interest income (expense) and other, net	986	(2,794)	(309)	1,086	222

Net income (loss) before income taxes	13,323	(15,338)	(17,814)	(17,702)	(5,171)
Benefit for income taxes	(14,000)	—	—	—	—

Net income (loss)	$27,323	$(15,338)	$(17,814)	$(17,702)	$(5,171)

Net income (loss) per share:
Basic	$0.71	$(0.63)	$(9.06)	$(15.55)	$(12.96)
Diluted	$0.65	$(0.63)	$(9.06)	$(15.55)	$(12.96)
Weighted-average shares outstanding:
Basic	38,433	24,405	1,967	1,139	399

Diluted	42,090	24,405	1,967	1,139	399

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$70,950	$71,091	$3,352	$8,898	$25,318
Working capital (deficit)	86,564	83,504	(5,623)	10,213	24,725
Total assets	154,480	101,524	18,287	15,195	26,292
Convertible promissory notes	—	—	12,000	—	—
Long-term obligations, net	—	—	43	132	209
Redeemable convertible preferred stock	—	—	38,024	38,024	34,156
Deferred stock-based compensation, net	(6,435)	(11,947)	(16,082)	(6,781)	(768)
Total stockholders’ equity (deficit)	$134,250	$91,514	$(37,667)	$(25,134)	$(9,014)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying consolidated financial statements and footnotes contained in Item 8 of this report and to provide an understanding of our results of operations, financial condition, and changes in financial condition. This discussion contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of selected factors, including those set forth in this section. MD&A is organized as follows:

•	Executive summary. This section provides a general description and history of our business, a brief discussion of our product lines and the opportunities, challenges and risks we focus on in the operation of our business.

•	Results of operations. This section provides our analysis and outlook for the significant line items on our consolidated statement of operations.

•	Deferred stock-based compensation. This section provides the method and financial reporting of our accounting for stock options granted to employees prior to our initial public offering and grants to non-employees.

•	Seasonality. This section describes the effects of seasonality on our business.

•	Liquidity and capital resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of December 31, 2003.

•	Recent accounting pronouncements. This section describes the issuance and effects of new accounting pronouncements.

•	Critical accounting policies and estimates. This section discusses those accounting policies that both are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to our consolidated financial statements.

•	Factors affecting future operating results. This section discusses the most significant factors that could affect our future financial results. The factors discussed in this section are in addition to factors that may be described in the MD&A captions discussed above and elsewhere in this report.

Executive Summary

Company Description. We are a global medical device company specializing in the design, manufacture and marketing of medical devices to restore spinal anatomy using minimally invasive technology. Our devices are used primarily by surgeons who repair compression fractures of the spine caused by osteoporosis and cancer. Our first commercial products, comprising our KyphX instruments, utilize our proprietary balloon technology. Surgeons use these instruments to help repair fractures during minimally invasive spine surgeries. Most alternative spine fracture treatments are either highly invasive or are pain management therapies.

Our corporate headquarters and U.S. operations are located in Sunnyvale, California, where we conduct our manufacturing, warehousing, research, regulatory and administrative activities. Outside the U.S., we operate sales, clinical and administrative facilities in Brussels, Belgium, research and biomaterial manufacturing facilities in Rosbach, Germany and we have direct selling operations in the major countries in Europe. Our global distribution network consists of a direct sales force in excess of 200 individuals who market our products to physicians, surgeons and hospitals.

In recent history, we have had several significant developments, including the following:

•	In May 2000, we commercially launched our KyphX product line to repair vertebral compression fractures of the spine caused primarily by osteoporosis.

•	On May 29, 2002, we completed our initial public offering (“IPO”), issuing 6,900,000 shares of voting common stock at $15.00 per share. The net proceeds of the IPO were $94.9 million after deducting underwriting discounts and offering costs.

•	In August 2002, we entered into a patent license agreement with Bonutti Research Inc. for exclusive rights, now totaling 25 listed U.S. patents related to claimed inventions including expandable balloons and related products for use in the spine and non-exclusive rights in other areas.

•	In February 2003, we purchased Sanatis for a total of $4.9 million. Sanatis is a developer and manufacturer of orthopedic biomaterials in Rosbach, Germany.

Principle Products and Significant Business Trends. Our net sales include sales of our KyphX instruments consisting of our KyphX Inflatable Bone Tamps, KyphX Inflation Syringe, KyphX Bone Access Systems, KyphX Bone Filler Device, and our KyphX Bone Biopsy Device.

During 2003, our business experienced significant growth. Net sales in 2003 increased to $131.0 million, compared to $76.3 million in 2002, representing growth of 72%. We introduced 12 new products during 2003, including our own biomaterials, KyphX HV-R and KyphOs, in Europe. Many of the new products were variations of the existing products, and included additional sizes and/or balloon configurations that give surgeons more options during the procedure.

We trained approximately 1,200 physicians during 2003 in the Unites States and Europe. In the U.S. alone, we added approximately 400 new hospitals to our customer base. We also initiated a program whereby additional spine education specialists were hired with a primary role of educating referring physicians about surgical options to treating patients with vertebral compression fractures.

In the fourth quarter of 2003, we submitted a 510(k) application to the FDA for our proprietary bone cement, KyphX HV-R. In addition, we received CE Mark approval in Europe for our calcium phosphate bone filler material, KyphOs. We believe this new biomaterial will allow us to address a portion of the overall traumatic vertebral compression market in Europe and we will initiate some trial cases early in 2004. Also in Europe during 2003, we began a randomized clinical trial of kyphoplasty with KyphX HV-R compared to conservative therapy with primarily bracing, bed rest and pain medication. We expect to continue to enroll patients into this trial during 2004.

In 2003, we experienced our first year of overall profitability, as we leveraged our sales growth while continuing to make investments in our product development, sales and marketing areas. As of December 31, 2003, however, we still had an accumulated deficit of approximately $32.7 million. Expanded activities related to the continued commercialization of our KyphX instruments, enhanced physician reimbursement and increased product offerings, together with our general and administrative efforts will continue to cause our expenses to increase. As we proceed with commercialization, we will require additional sales and marketing resources, data from proposed clinical and marketing studies and greater physician reimbursement acceptance by payors. In 2004, we expect continued aggressive growth across our organization to support our expanding business. Managing that growth will be important to maintaining and increasing our profitability. We also intend to invest significantly in our foreign operations to continue our geographic expansion.

As we have previously announced, we presently anticipate moving our U.S. headquarters around the end of the first quarter of 2004 from our present location in Sunnyvale, California to another location about a mile away. We have already terminated our present lease on our current facilities in advance of this move, taking a $1.2 million charge included in general and administrative expenses in the fourth quarter of 2003. We must vacate our present buildings no later than May 2004.

We have had several recent encouraging developments related to reimbursement for our products. First, the Centers for Medicare and Medicaid Services (CMS) ICD-9 Coordination and Maintenance Committee issued and published a recommendation for a specific ICD-9 code for the kyphoplasty procedure. This ICD-9 code became effective in October 2003 and officially recognizes kyphoplasty as a procedure by CMS. There was also progress in surgeon reimbursement during the year, and policy and/or bulletin coverage is now established in 39 states, with the remaining states providing coverage on a case-by-case basis. The private pay community has also shown significant interest in establishing reimbursement policies for kyphoplasty. Specifically, Blue Cross Blue Shield has now adopted policy coverage for kyphoplasty in 17 states, and a number of private payors nationwide have also adopted policy coverage. On a national level, the Healthcare Common Procedure Coding System (HCPCS) National Editorial Panel established two new HCPCS “S” codes for kyphoplasty effective January 1, 2004. These S codes are intended for use by private payors, such as the Blue Cross Blue Shield Association and the Health Insurance Association of America, although no payment level is associated with these codes. In addition, in Europe, kyphoplasty was assigned a code in the newly implemented German DRG system.

There are many private payors that continue to perceive the procedure which uses our products as experimental. Another challenge we face is to achieve consistent and/or increased payment levels among the different insurers.

We frequently evaluate potential opportunities for growth in our business by evaluating external products or technologies. While our ultimate focus will remain on our core business and the large opportunities the osteoporosis, cancer and trauma vertebral fracture markets present, we may choose to pursue one or more business development opportunities. These efforts may require us to seek additional funding and may be dilutive to our earnings.

Significant Industry Factors. Our industry is impacted by numerous competitive, regulatory and other significant factors. The growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearance and compliance for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, and successfully market and distribute our products in a profitable manner. We, and the entire industry, are subject to extensive government regulation, primarily by the FDA. Failure to comply with regulatory requirements could have a material adverse effect on our business. Additionally, our industry is highly competitive and our success is dependent on our ability to compete successfully against our competitors. We devote significant resources to assessing and analyzing competitive, regulatory and economic risks and opportunities. A detailed discussion of these and other factors is provided in the “Factors Affecting Future Operating Results” section of our MD&A.

Results of Operations

Comparison of years ended December 31, 2003, 2002 and 2001

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Years Ended December 31,
	2003		2002		2001
	Amount	% of Net sales	Amount	% of Net sales	Amount	% of Net sales
U.S. sales	$118,422	90%	$70,850	93%	$35,418	98%
International sales	12,606	10%	5,466	7%	655	2%

Net sales	131,028	100%	76,316	100%	36,073	100%
Cost of goods sold	16,794	13%	10,416	14%	8,108	22%

Gross profit	114,234	87%	65,900	86%	27,965	78%

Operating expenses:
Research and development	15,237	12%	10,145	13%	7,859	22%
Sales and marketing	68,676	52%	43,509	57%	27,891	77%
General and administrative	17,348	13%	12,540	17%	9,720	27%
Purchased in-process research and development	636	1%	12,250	16%	—	—

Total operating expenses	101,897	78%	78,444	103%	45,470	126%

Income (loss) from operations	12,337	9%	(12,544)	(16)%	(17,505)	(48)%
Other and interest income (expense), net	986	1%	(2,794)	(4)%	(309)	(1)%

Net income (loss) before income taxes	13,323	10%	(15,338)	(20)%	(17,814)	(49)%
Benefit for income taxes	(14,000)	(11)%	—	—	—	—

Net income (loss)	$27,323	21%	$(15,338)	(20)%	$(17,814)	(49)%

Net Sales. Net sales increased $54.7 million, or 72%, in 2003 compared to 2002, and increased $40.2 million, or 112%, in 2002 compared to 2001. The increases in net sales resulted from an increase in the number of trained physicians as well as an increase in the number of procedures performed by these trained physicians. The increase in international sales also reflected the currency impact of $1.9 million in 2003 as the Euro exchange rate continued to strengthen against the U.S. dollar. No customer accounted for more than 10% of total net sales in 2003, 2002 and 2001. As of December 31, 2003, we had trained approximately 2,900 surgeons in the U.S. and approximately 900 surgeons in Europe. We believe the total number of potential physicians who can be trained for the use of our products is approximately 5,000 to 5,500 in the U.S. The number of trainable physicians in Europe is less well defined at this time, but we believe them to be more than 3,000.

Cost of Goods Sold. Cost of goods sold consists of material, labor, subcontract, and overhead costs. Cost of goods sold increased $6.4 million, or 61%, in 2003 compared to 2002, and increased $2.3 million, or 28%, in 2002 compared to 2001. However, cost of goods sold as a percentage of net sales continue to decrease primarily as a result of fixed overhead costs being spread over increased production volume. The absolute increase in cost of goods sold over the years from 2001 to 2003 resulted primarily from increased material, labor, subcontract, overhead costs and inventory provisions in relation to the increased sales volume of our products. Our cost of goods sold and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses and levels of production volume.

Research and Development. Research and development expenses consist of costs of product research, product development, regulatory and clinical functions and personnel. Research and development expenses increased $5.1 million, or 50%, in 2003 compared to 2002. Research and development expenses increased $2.3 million, or 29%, in 2002 compared to 2001. The increase in 2003 from 2002 was primarily attributable to increased personnel costs of $1.7 million, increased research and development consulting fees of $858,000, increased product testing and development expenditures of $831,000, and increased basic and applied research funding of $582,000. The increase in 2002 from 2001 was primarily attributable to increased personnel costs of $1.0 million, increased amortization of deferred stock-based compensation of $832,000 and increased product testing and development expenditures of $429,000. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses in 2004 will increase in absolute dollars. As a percentage of net sales, we anticipate our research and development expenses to be in the range of 11% to 12% for 2004.

Sales and Marketing. Sales and marketing expenses consist of costs for personnel, physician training programs and marketing activities. Sales and marketing expenses increased $25.2 million, or 58%, in 2003 compared to 2002. Sales and marketing expenses increased $15.6 million, or 56%, in 2002 compared to 2001. The increase in 2003 from 2002 related primarily to a $17.1 million increase in the costs of hiring, training and compensating additional direct selling representatives, increased expenditures related to advertising, promotion, trade shows and market research activities of $4.0 million, increased sales travel expenses of $2.0 million, and increased consulting expenses of $1.3 million. The increase in 2002 from 2001 related primarily to a $9.2 million increase in the costs of hiring, training and compensating additional direct selling representatives, increased expenditures related to advertising, promotion, trade shows and market research activities of $2.6 million, increased sales travel expenses of $1.5 million, and increased amortization of deferred stock-based compensation of $1.1 million. As we continue to commercialize our KyphX instruments during 2004, we expect to significantly increase our sales and marketing efforts and expenditures in absolute dollars while reducing our sales and marketing expenses as a percentage of net sales to between 48% to 50% for the year.

General and Administrative. General and administrative expenses consist of personnel costs, professional service fees, expenses related to intellectual property rights and general corporate expenses. General and administrative expenses increased $4.8 million, or 38%, in 2003 compared to 2002. General and administrative expenses increased $2.8 million, or 29%, in 2002 compared to 2001. The increase in 2003 from 2002 resulted primarily from increased personnel costs of $1.5 million, increased office expenses of $587,000, increased licenses and insurance expenditures of $581,000, increased travel and entertainment expenses of $552,000, and facility expense of $1.2 million due to the termination of the current lease as a result of our decision to move to a larger new facility. The increases in expenses were offset partially by decreased amortization of deferred stock-based compensation of $337,000. The increase in 2002 from 2001 resulted primarily from increased personnel costs of $1.0 million, including $500,000 in accrued severance cost, increased miscellaneous taxes, licenses and insurance expenditures of $1.0 million and increased legal, public company expenses, accounting and consulting fees of $845,000 offset partially by decreased amortization of deferred stock-based compensation of $910,000. We expect general and administrative expenses to increase in the future as we add personnel, continue to expand our patent portfolio and incur public reporting, governmental compliance and investor-related expenses as a public company. Therefore, we anticipate that our general and administrative expenses will increase in absolute dollars as we expand our infrastructure. However, as a percentage of net sales, we expect that our general and administrative expenses will decrease slightly during 2004.

Purchased In-Process Research and Development. In February 2003, we purchased Sanatis GmbH (“Sanatis”), for approximately $4.7 million in cash and acquisition costs of $201,000. Sanatis is a privately-held developer and manufacturer of orthopedic biomaterials based in Rosbach, Germany. The acquisition was made to add Sanatis’ experience developing and manufacturing orthopedic biomaterials and to complement our existing patent portfolio with Sanatis’ intellectual property surrounding calcium-based biomaterials and delivery technologies. The impact to our financial operating results during 2003 was an increase in research and development expenses of approximately $624,000. We have recorded the transaction using the purchase method of accounting. As a result of this transaction, we recorded an expense associated with the purchase of in-process research and development of $636,000, and capitalized net tangible assets of $176,000, intangible assets of $142,000 and goodwill of $4,072,000. We are amortizing the intangible assets on a straight line basis over a five-year period. No amortization of goodwill has been recorded. Instead, we will perform an assessment for impairment by applying a fair-value based test annually, or more frequently, if changes in circumstances or the occurrence of events suggests the remaining value is not recoverable.

In August 2002, we entered into a patent license agreement with Bonutti Research Inc. for the rights to a series of patents, now numbering 25, issued to Dr. Peter Bonutti and other related patent rights and applications defined in the agreement. Under the terms of the agreement, we acquired the exclusive right to develop any of the claimed inventions, including expandable balloons and related products, for use within bone, and for use within joints, ligaments, tendons, or cartilage in the spine and the co-exclusive right to develop any of the claimed inventions, including expandable balloons and related products, for orthopedic use in treating or diagnosing injuries of the joints, ligaments, cartilage, nerves or tendons outside of the spine. We paid $12.3 million in cash for the rights, all of which was immediately expensed to purchased in-process research and development. The acquisition cost was immediately expensed to operations as the technology acquired may be used to develop products that have not been approved for sale by regulatory authorities, and the in-process projects to which the patents may apply had not yet reached technological feasibility and had no alternative future uses.

Other and Interest Income (Expense), Net. Other and interest income (expense), net, increased $3.8 million in 2003 compared to 2002. Other and interest income (expense), net, decreased $2.5 million in 2002 compared to 2001. The increase in 2003 from 2002 resulted from interest income from higher cash, cash equivalent and investment balances resulting from proceeds of our initial public offering as well as decreased interest expense from repaid convertible promissory notes. The decrease in 2002 from 2001 included non-cash interest expense of $3.1 million related to the beneficial conversion feature and the fair value of warrants issued in connection with the convertible promissory notes. In addition, increased interest expense resulted from outstanding convertible promissory notes offset partially by increased interest income from higher cash, cash equivalent and investments balances resulting from the proceeds of our initial public offering.

Benefit for Income Taxes. The benefit for income taxes of $14.0 million for fiscal 2003 resulted primarily from a current tax provision of $5.6 million offset by the release of the valuation allowance against our deferred tax assets in the amount of $21.6 million in the fourth quarter of 2003 as compared to zero in prior years. Historically, we have established deferred tax assets arising from federal and states net operating loss carryforwards, federal and state tax credit carryforwards as well as from other timing differences. These deferred tax assets have been offset in total by a valuation allowance due to the uncertainty surrounding the realization of such assets. The release of the valuation allowance and the resulting recognition of a deferred tax benefit in the year was based on management’s belief that it is more likely than not that these deferred tax assets will be realized. We believe that in 2004 our tax rate will be approximately 40%, even though the actual amount of taxes paid may be reduced by net operating loss and research and development tax credit carryforwards as well as deductions due to stock option activities.

At December 31, 2003, we had approximately $34.6 million and $28.9 million in federal and state net operating loss carryforwards, respectively, to reduce future taxable income. The federal and state carryforwards have expiration dates beginning in 2012 and 2007, respectively, in each case if not utilized.

At December 31, 2003, we had tax credits carryforwards of approximately $1.2 million and $1.3 million for federal and state income tax purposes, respectively. If not utilized, the federal research and development tax credit carryforwards will expire beginning in 2012. The state research and development tax credit can be carried forward indefinitely.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. Ownership changes, as defined, occurred on August 8, 1996, December 14, 1999 and May 17, 2002. In accordance with Internal Revenue Code Section 382, utilization of the carryforwards is subject to annual limitation. The annual limitation is not expected to result in the expiration of net operating losses prior to utilization.

Deferred Stock-Based Compensation

We recorded deferred stock-based compensation for financial reporting purposes as the difference between the exercise price of options granted to employees and the deemed fair value of our common stock at the time of grant. Deferred stock-based compensation is amortized to cost of goods sold, research and development expense, sales and marketing expense and general and administrative expense. Deferred stock-based compensation recorded through December 31, 2003 was $18.8 million, with accumulated amortization of $13.4 million. The remaining $5.4 million will be amortized over the vesting periods of the options, generally four years from the date of grant. All option amounts are being amortized using a straight-line method. We expect to record amortization expense for deferred stock-based compensation as follows:

Year	Amount
2004	$3.1 million
2005	$2.1 million
2006	$0.2 million

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. In connection with the grant of stock options to non-employees, we recorded deferred stock-based compensation of $6.5 million through December 31, 2003, of which $5.4 million has been amortized to expense as of December 31, 2003.

Seasonality

Our business is seasonal in nature. Historically, demand for our products has been the highest in the first and second quarters. We traditionally experience somewhat lower sales volumes in the third quarter months than throughout the rest of the year as a result of the European holiday schedule during the summer months, and during the fourth quarter, our U.S. revenues reflect generally the reduced number of selling days due to the holiday season.

Liquidity and Capital Resources

In May 2002, we received net proceeds of $94.9 million from our initial public offering of common stock. From inception through June 2001, we raised $38.0 million through private sales of redeemable convertible preferred stock. As of December 31, 2003, we had $57.5 million of cash and cash equivalents, $28.0 million of investments (short and long-term), and working capital of $86.6 million.

Cash Provided by (Used in) Operating Activities. Our operating cash flow in 2003 was primarily the result of our operational profitability. Cash flow from our increased sales and management of our operating activities more than offset increased working capital needs primarily for accounts receivables. Net cash provided by operations was approximately $13.0 million in 2003 attributable primarily to net income of $27.3 million and adjustments for non-cash charges related to amortization of deferred stock-based compensation of $6.0 million, increases in accrued liabilities of $7.0 million and accounts payable of $3.0 million as we accrued for income taxes and increased our operating expenses offset partially by the release of the valuation allowance for the deferred tax asset of $21.6 million and increases in accounts receivable of $11.1 million as we increased our net sales. Our net cash flow from operations in 2002 reflected a near balance of operational cash inflow versus growing working capital needs. Net cash provided by operating activities was $937,000 in 2002 attributable primarily to the add back of $12.3 million write-off of in-process research and development charge, non-cash charges related to $6.3 million amortization of deferred stock-based compensation, and $3.1 million of non-cash interest expense offset partially by net loss of $15.3 million, and increases in accounts receivable and inventories due to increased sales. In 2001, we increased our operating expenditures reflecting our commitment to building our sales and marketing activities, which resulted in a net operating cash outflow. Cash used in operations was $13.0 million in 2001 attributable primarily to net losses of $17.8 million after adjustment for non-cash charges related to depreciation and amortization of deferred stock-based compensation of $5.2 million, and increases in accounts receivable and inventories of $4.8 million. These increases in use of cash in operations were offset in part by increases in accounts payable and accrued liabilities of $3.7 million.

Cash Used in Investing Activities. Net cash used in investing activities was $13.3 million, $39.5 million and $1.6 million in 2003, 2002 and 2001, respectively. Cash used in investing activities reflected purchases of property and equipment for all periods. During 2003, cash used for investing activities reflected the net purchases of investments of $4.5 million, and payment of $4.9 million in connection with the Sanatis acquisition. During 2002, cash used for investing activities reflected the purchases of investments of $24.7 million and payment of $12.3 million in connection with the patent sublicense agreement. We plan to increase our purchases of property and equipment due to the outfitting of our new Sunnyvale facility in 2004.

Cash Provided by Financing Activities. Net cash provided by financing activities was $6.6 million, $85.0 million and $9.1 million in 2003, 2002 and 2001, respectively. Cash provided during 2003 was attributable to proceeds from the issuance of common stock under the employee stock purchase plan of $2.6 million, exercise of stock options of $1.4 million and repayment of related party notes receivable of $2.5 million. Cash provided during 2002 was attributable primarily from proceeds of $94.9 million from issuing common stock in our initial public offering partially offset by repayment of convertible promissory notes of $13.3 million. Cash provided during 2001 was primarily from the proceeds of convertible promissory notes.

Facility Lease Termination. In December 2003, we entered into a lease termination agreement to terminate the existing facility lease in May 2004 which was due to expire in March 2005. The lease termination charge of $1.2 million was recorded in December 2003 as a general and administrative expense. The amortization of the remaining leasehold improvements in the current facility is being accelerated to be fully amortized by March 31, 2004.

Contractual Cash Obligations. At December 31, 2003 we had contractual cash obligations as follows:

	Payment Due by Periods
	Total	2004	2005-2006	2007-2008	After 2008
Operating leases	$20,271	$1,968	$3,471	$3,677	$11,155
Purchase obligations	4,473	4,473	—	—	—

Total contractual cash obligations	$24,744	$6,441	$3,471	$3,677	$11,155

The amounts reflected in the table above for operating leases represent aggregate future minimum lease payments under noncancellable facility leases. Portions of these payments are denominated in foreign currencies and were translated in the tables above based on their respective U.S. dollar exchange rates at December 31, 2003. These future payments are subject to foreign currency exchange rate risk. In accordance with accounting principles generally accepted in the U.S., our operating leases are not recognized in our consolidated balance sheet; however, the aggregate minimum lease payments related to these agreements are disclosed in Note 7 to the consolidated financial statements contained in Item 8 of this report, as well as in the table above.

Our purchase obligations relate to the construction and remodeling of our new facility. Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on Kyphon and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

Off-Balance-Sheet Arrangements. As of December 31, 2003, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Stock Repurchase. The Board of Directors approved a stock repurchase program on November 7, 2002 pursuant to which up to 2,000,000 shares of our outstanding common stock may be repurchased. The duration of the repurchase program is open-ended. Under the program, we may purchase shares of common stock through open market transactions at prices deemed appropriate by management. The purchases will be funded from available working capital. As of December 31, 2003, we had repurchased 30,000 shares pursuant to this repurchase program.

Summary. We believe our current cash, cash equivalents, investments, and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If existing cash, cash equivalents, and cash generated from operations are insufficient to satisfy our liquidity requirements, or for other reasons related to our business, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock, and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

We expect to increase capital expenditures consistent with our anticipated growth in manufacturing, infrastructure and personnel as well as revisions and upgrades to our new facility. We also may increase our capital expenditures as we expand our product lines or invest to address new markets.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The FASB published the revision to clarify and amend some of the original provisions of FIN 46, which was issued in January 2003, and to exempt certain entities from its requirements. A variable interest entity (“VIE”) refers to an entity subject to consolidation according to the provisions of this Interpretation. FIN 46R applies to entities whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support provided by any parties, including equity holders, or where the equity investors (if any) do not have a controlling financial interest. FIN 46R provides that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be consolidated in the entity’s financial statements. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide additional disclosures. The provisions of FIN 46R are effective for our fiscal 2004 first quarter. We do not expect the adoption of FIN 46R to have a material impact on our consolidated financial position or results of operations.

Critical Accounting Policies and Estimates

All of our significant accounting policies are described in Note 2. to our consolidated financial statements. However, certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Different, reasonable estimates could have been used in the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. We believe that the following financial policies and estimates are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments. Further, we believe that the items discussed below are properly recorded in the consolidated financial statements for all periods presented. Management has discussed the development, selection, and disclosure of our most critical financial estimates with the audit committee and our independent auditors. The judgments about those financial estimates are based on information available as of the date of the consolidated financial statements. Those financial policies and estimates include:

Revenue recognition. Our revenue is derived from the sale of products to customers and distributors. Revenue from product sales, net of discounts, is recognized upon receipt of a valid purchase order, shipment of the products and when collection of the receivables is deemed probable.

Allowances for doubtful accounts. We make estimates related to the ultimate collection of our accounts receivable. Specifically, we analyze our accounts receivable, historical bad debt experience, customer concentrations, customer credit-worthiness, and current economic trends, when evaluating the adequacy of our allowance for doubtful accounts. Our provision for uncollectible accounts receivable has been less than 1% of net sales for each of the years ended December 31, 2003, 2002 and 2001, respectively.

Our accounts receivable balance was $24.6 million and $13.9 million, net of allowances for doubtful accounts of $500,000, and $100,000, respectively, at December 31, 2003 and 2002.

Excess and obsolete inventories. We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or its net realizable value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our industry is characterized by regular new product development that could result in an increase in the amount of obsolete inventory quantities on hand due to cannibalization of existing products. Also, our estimates of future product demand may prove to be inaccurate, in which case we may be required to increase the provision needed for excess and obsolete inventory. In the future, if additional inventory write-downs are required, we would recognize additional cost of goods sold at the time of such determination. Regardless of changes in our estimates of future product demand, we do not increase the value of our inventory above its adjusted cost basis. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, significant unanticipated decreases in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Our reserve for excess and obsolete inventory was $625,000 and $607,000 at December 31, 2003 and 2002, respectively.

Accounting for income taxes. We account for income taxes under the provisions of Statement of Financial Accounting Standards, or SFAS No. 109, “Accounting for Income Taxes.” Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, hence giving rise to a deferred tax asset. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.

As of December 31, 2002, we had provided a full valuation allowance of $20.4 million against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. In the fourth quarter of 2003, we released our valuation allowance because based upon our recurring level of profitability, we believe that it is more likely than not that we will be able to utilize our deferred tax assets before they expire.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences that may result in deferred tax assets. Management judgment is required in determining any valuation allowance recorded against our deferred tax assets. Any such valuation allowance would be based on our management estimates of taxable income and the period over which our deferred tax assets would be recoverable.

Purchase accounting. Purchase accounting requires extensive accounting estimates and judgments to allocate the purchase price between in-process research and development, other identifiable intangible assets, tangible assets, and goodwill as required by generally accepted accounting principles in the United States. Purchased in-process research and development is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to in-process research and development and other intangible assets requires us to make significant estimates. The amount of the purchase price allocated to purchased in-process research and development and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For purchased in-process research and development, these methodologies include consideration of the risk of the project not achieving commercial feasibility.

Impairment of long-lived assets. We account for the impairment of long-lived assets in accordance SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or in the case of goodwill, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. We evaluate the carrying value of our long-lived assets and goodwill whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable or at least on an annual basis for goodwill. Such events or circumstances include, but are not limited to, a significant decline in our market value or significant reductions in projected future cash flows.

Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in orderly liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets.

Factors Affecting Future Operating Results

Unless we obtain additional regulatory approvals or clearances, we will not be able to promote the use of our instruments in specific surgical procedures or the benefits of any surgical procedures (including procedures involving bone cement) using our instruments in the United States, and our ability to grow our business could be significantly harmed.

In October 2000, we received a Warning Letter from the FDA challenging the promotional claims that we were making for our KyphX instruments. The FDA said that our regulatory clearance for the KyphX Inflatable Bone Tamp did not permit us to promote the product for use in any specific sites in the body, or for any specific surgical procedures, including for kyphoplasty. The FDA also stated that we could not promote any clinical benefits of surgical procedures using our instruments until we obtained additional regulatory approvals related to the benefits. After discussions and correspondence with the FDA, we agreed to abide by these restrictions and revised our promotional campaign accordingly. Subsequently, we obtained our current 510(k) clearance to promote the KyphX Inflatable Bone Tamp as a conventional bone tamp in the reduction of fracture and/or creation of a void in cancellous bone in the spine, hand, tibia, radius and calcaneus. In order to promote the use of our devices for specific procedures and with certain resultant patient benefits, we must obtain further market clearances or approvals, which may require additional clinical data to be generated to support such clearance or approval. If such an application or applications are filed, we can provide no assurance that they will be approved in a timely fashion, if at all. If we fail to obtain these additional regulatory approvals, our ability to generate revenues may be harmed.

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

These notifications themselves may raise concerns with our customers, potential customers and reimbursement organizations, which could negatively impact our ability to sell and promote our instruments. An increase in reports of deaths or serious injuries could lead the FDA or foreign regulatory agencies to issue safety alerts, health advisories, or mandated labeling changes restricting use of our instruments, including new warnings regarding their use or contraindicating their use with bone cement. In addition, since use of our products in the spine necessarily causes a surgeon to use a bone void filler of choice, typically bone cement, in the spine to fill the voids created by our products, increased reporting of adverse events would expose us to increased risk of product liability litigation, and our current insurance coverage limits may not be adequate. Product liability insurance is expensive and may not be available to us in the future on acceptable terms, if at all.

In the United States, we are not permitted to promote, or train physicians in, the use of our KyphX instruments with bone cement in the spine.

As the FDA’s position is that we may not train physicians about specific procedures in the spine, we limit our training and education of physicians to the specialized skills involved in the proper use of our instruments. Although physicians may use our instruments with bone filler material of their choice, including bone cement, the FDA has taken the position that we cannot promote the use of bone cement, or train surgeons to use bone cement with our instruments unless bone cement is specifically approved for use in the spine. We instruct our trainers, both physician faculty consultants and employees, not to discuss the use of any bone filler material, including bone cement, with our instruments. However, they may respond to unsolicited questions about bone cement that are raised by physician participants during a training program. Although we believe our training methods are proper, if the FDA determines that our training constitutes promotion of an unapproved use, they can request that we modify our training or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalty.

If we are unable to obtain U.S. regulatory approval to market the use of our bone cement for use with our instruments in spine fracture surgery or to document resulting benefits, our future competitive position and revenue may be harmed.

In December 2003, we submitted a 510(k) application for clearance of our bone cement as a bone void filler material in a specific minimally invasive spine procedure known as kyphoplasty. If we fail to receive 510(k) clearance, or as part of the clearance process, we may be required to conduct clinical studies to support our FDA submission(s). There are many risks associated with conducting the clinical study, including our ability to:

•	obtain FDA approval of our study protocol;

•	enroll patients;

•	avoid adverse study outcomes; and

•	demonstrate safety and effectiveness.

Any of these factors could delay, limit or prevent our successful completion of a clinical study and/or our regulatory approval. If we are unable to obtain clearance or FDA approval of our bone cement for use in spine surgery, our future competitive position and revenues may be harmed.

If we are unable to demonstrate to regulatory authorities, such as the FDA, the benefits we believe result from the use of our products, we will be unable to effectively promote the benefits of our products and the medical community may fail to adopt our products as the treatment method of choice for vertebral compression fractures, which could harm our future competitive position and our revenue stream.

Vertebral compression fractures in the past have been treated with a variety of measures, including vertebroplasty, which involves the high-pressure introduction of bone cement or other bone filler material into the spine without creation of a void in the bone to accept the cement and without attempting to reduce the fracture before use of the cement. Many in the medical community are not yet persuaded, and may never be persuaded, that the additional steps of creating a void in the vertebral bodies and/or reducing the compression fracture with our products provide any further patient benefits over those already offered by vertebroplasty, or that any additional benefits associated with spinal deformity correction are worth the additional cost of our instruments. If we are unable to demonstrate that real benefits result from procedures using our products to the satisfaction of regulatory authorities, including the FDA, we will be unable to promote any of these benefits, and the medical community may not widely adopt use of our products, or may entirely reject using our products to perform surgery, which would harm our business and our revenues and could significantly affect our growth.

Our failure to obtain or maintain necessary regulatory clearances or approvals could hurt our ability to commercially distribute and market our KyphX instruments.

Our KyphX instruments are considered medical devices and are subject to extensive regulation in the United States and in foreign countries where we intend to do business. Unless an exemption applies, each medical device that we wish to market in the United States must first receive either 510(k) clearance or premarket approval from the FDA. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may take longer. The premarket approval process generally takes from one to three years from the time the application is filed with the FDA, but it can be longer and can be significantly more expensive than the 510(k) clearance process. Although we have obtained 510(k) clearance for the KyphX Inflatable Bone Tamp for fracture reduction in specific sites including the spine, hand, tibia, radius and calcaneus, our 510(k) clearance can be revoked if safety or effectiveness problems develop. We also may be required to obtain 510(k) clearance or premarket approval to market additional instruments and will be required to obtain additional clearances/approvals for new indications for our KyphX instruments. Before we can market any bone cement product for use in spine surgery, we must first obtain regulatory clearance. We cannot be certain that we would obtain any further 510(k) clearances or premarket approvals in a timely manner or at all. Delays in obtaining clearances or approvals may adversely affect our revenue and future profitability.

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

In a small number of cases, physicians performing a procedure using our instruments have not been reimbursed. Continued adoption of our instruments by the medical community may be adversely impacted if physicians do not receive sufficient reimbursement from payors for their services in performing the procedures using our instruments. Currently, there is no specific procedure code under which reimbursement to physicians is available for procedures performed using our KyphX instruments. Physicians must report procedures using our instruments under an unlisted current procedural terminology, or CPT, code, and hospitals receive reimbursement for an inpatient stay. Physicians have obtained reimbursement from Medicare for the use of our products in all 50 states and in the District of Columbia. However, physicians in some states believe that the level of reimbursement we have achieved thus far is too low. Until a specific national CPT code is granted, physician reimbursement from Medicare may be harder to obtain in some states. To date, no application for a national CPT code has been filed and none may be filed for one or more years. In addition, the absence of FDA approval specifically allowing us to promote the use of bone cement in the spine may affect the availability of reimbursement for spine surgeries in which our instruments are used. Future regulatory action by a government agency, including the adoption of a national CPT code or negative clinical results may diminish reimbursement coverage for both the physician and hospital. Finally, reimbursement differs from state to state, and some states may not reimburse for a procedure in an adequate amount. If physicians are unable to obtain adequate reimbursement for procedures in which our KyphX instruments are used, we may be unable to sell our instruments and our business could suffer.

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

We are dependent upon outside suppliers to provide us with our KyphX Inflation Syringe, as well as other key components necessary for the manufacture of our products. In addition, we are presently sourcing our KyphX Inflation Syringe from a single supplier, without any present viable alternative supplier identified. Generally, since we obtain components through purchase orders rather than long-term supply agreements and do not maintain large volumes of inventory, a product recall, disruption or termination of the supply of components could lead to:

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

Our world-wide direct sales organization has increased from 31 employees in October 2000 to over 200 employees in December 2003, which we believe represents very significant growth over a relatively short period of time. The growth that we have experienced, and in the future may experience, provides challenges to our organization, requiring us to rapidly expand our personnel and manufacturing operations. We may not be able to hire sufficient personnel to meet our growth goals or may have difficulty managing such rapid growth. As a result, our failure to recruit additional sales personnel may result in our inability to meet our projections. Future growth may strain our infrastructure, operations, product development and other managerial and operating resources. If our business resources become strained, we may not be able to deliver instruments in a timely manner.

Because we face significant competition from other medical device companies with greater resources than we have, we may be unable to maintain our competitive position and sales of our instruments may decline.

The market for medical devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. While the direct competition we have faced to date has been limited, we are aware that several companies are developing and already introducing products to directly compete with ours in similar procedures. Some of these potential competitors’ products may be successful in our market as a result of greater efficacy, less expensive alternatives to our products, or some other advantage that makes their products more attractive than ours, which could significantly impact our anticipated revenues and future growth. Our industry also includes large pharmaceutical companies that are developing drug products that may reduce the incidence of osteoporosis and cancer and, therefore, the market for our instruments. Our ability to compete successfully depends in part on our ability to respond quickly to medical and technological change and user preference through the development and introduction of new products that are of high quality and that address patient and surgeon requirements. We compete with many larger companies that enjoy several competitive advantages, including:

•	longer-standing distribution networks, and relationships with health care providers and payors;

•	additional lines of products, and the ability to bundle products to offer higher discounts or other incentives to gain a competitive advantage; and

•	greater resources for product development, sales and marketing and patent litigation.

At any time, other companies may develop additional competitive products. If we are unable to compete effectively against existing or future competitors, sales of our instruments will decline.

If we are unable to prevent third parties from using our intellectual property, our ability to compete in the market will be harmed.

We believe that the proprietary technology embodied in our instruments and methods gives us a competitive advantage. Maintaining this competitive advantage is important to our future success. We rely on patent protection in the U.S. and abroad, as well as on a combination of copyright, trade secret and trademark laws, to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our patents may be challenged, invalidated or circumvented by third parties. Our two earliest patents, which we believe provide broad protection to our technology but which are so far untested, expire no later than February 2009. Our patent applications may not issue as patents at all or in a form that will be advantageous to us. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees and current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States and may permit others to copy our products without effective recourse. If our intellectual property rights are not adequately protected, we may be unable to keep other companies from competing directly with us, which could result in a decrease in our market share. If we decide to enforce our intellectual property rights to prevent or inhibit appropriation of our technology by competitors, that process will be expensive and time consuming to litigate or otherwise dispose of and will divert management’s attention from our core business.

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

Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate or otherwise dispose of and can divert management’s attention from our core business. In addition, if we lose an intellectual property litigation matter, a court could require us to pay substantial damages and/or royalties and/or issue a preliminary or permanent injunction that would prohibit us from making, using and selling essential technologies unless we could design around the patents, which we may be unable to do. Also, although we may seek to obtain a license under a third party’s intellectual property rights to bring an end to any claims or actions asserted or threatened against us, we may not be able to obtain a license on reasonable terms or at all. If we cannot design around a patent, are enjoined from infringing it, and cannot obtain a satisfactory license, we may be forced to cease selling our products, which would do substantial harm to our business.

We may initiate litigation to protect our intellectual property rights.

We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights, in order to protect our rights or further determine the scope and validity of our intellectual property protection. We may also begin one or more patent proceedings in various administrative agencies, such as the world’s various Patent Offices, to protect our patent rights and prevent them from being undermined by our competitors’ patent filings. These claims and proceedings could result in costly litigation and the diversion of management attention and resources away from our business and our proprietary rights may be damaged as a result if we do not prevail in any action we initiate, which may harm our ability to protect our business from competition. In addition, our stock price may decline as a result of the impact of the litigation, including the financial impact of the cost of the litigation, announcements of intermediate results and rulings on various motions, and/or the public’s perception of the litigation progression.

Since we depend upon distributors in some markets, if we lose a distributor or a distributor fails to perform, our operations will be harmed.

With the exception of the larger countries in Europe and in Canada, we sell our KyphX instruments in foreign markets through distributors. To the extent we rely on distributors, our success will depend upon the efforts of others, over which we may have little control. If we lose a distributor or a distributor fails to perform, our revenues will be harmed.

Our non-U.S. sales present special risks.

Sales outside of the United States account for a significant percentage of our revenues and we intend to continue to expand our presence in international markets. Non-U.S. sales are subject to a number of special risks. For example:

•	our products may sell at lower prices outside the United States;

•	agreements may be difficult to enforce;

•	receivables may be difficult to collect through a foreign country’s legal system;

•	foreign customers may have longer payment cycles;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade;

•	U.S. export licenses may be difficult to obtain;

•	intellectual property may be more difficult to acquire and enforce in foreign countries;

•	terrorist activity may interrupt distribution channels or impact our customers or employees;

•	fluctuations in exchange rates may affect product demand and adversely affect the profitability, in U.S. dollars, of products sold in foreign markets where payments are made in local currencies.

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

Our officers, directors and principal stockholders together control approximately 52% of our outstanding common stock as of March 1, 2004. If these stockholders act together, they will be able to control our management and affairs in all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may adversely affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

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

Our exposure to interest rate risk at December 31, 2003 is related primarily to our investment portfolio. Our investment portfolio includes fixed rate debt instruments of the U.S. government and its agencies and high quality corporate issuers. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally held to maturity and the weighted average duration of our investments is 12 months or less. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

We have operated mainly in the United States, and 90%, 93%, and 98% of our sales were made in U.S. dollars in 2003, 2002, and 2001, respectively. To date, we have not had any material exposure to foreign currency rate fluctuations. The majority of our European sales is derived from European Union countries and is denominated in Euro. Monthly income and expense from our European operations are translated using average rates and balance sheets are translated using month end rates. Differences are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss). We do not currently hedge our exposure to foreign currency exchange rate fluctuations.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KYPHON INC.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Kyphon Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kyphon Inc. (the “Company”) and its subsidiaries at December 31, 2003 and 2002 and the results of their consolidated operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

San Jose, California

March 9, 2004

KYPHON INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2003	2002	2001
Net sales	$131,028	$76,316	$36,073
Cost of goods sold	16,794	10,416	8,108

Gross profit	114,234	65,900	27,965

Operating expenses:
Research and development	15,237	10,145	7,859
Sales and marketing	68,676	43,509	27,891
General and administrative	17,348	12,540	9,720
Purchased in-process research and development	636	12,250	—

Total operating expenses	101,897	78,444	45,470

Income (loss) from operations	12,337	(12,544)	(17,505)

Interest income	1,067	929	179
Interest expense	(23)	(3,672)	(365)
Other expense	(58)	(51)	(123)

Net income (loss) before income taxes	13,323	(15,338)	(17,814)
Benefit for income taxes	(14,000)	—	—

Net income (loss)	$27,323	$(15,338)	$(17,814)

Net income (loss) per share:
Basic	$0.71	$(0.63)	$(9.06)

Diluted	$0.65	$(0.63)	$(9.06)

Weighted-average shares outstanding:
Basic	38,433	24,405	1,967

Diluted	42,090	24,405	1,967

The accompanying notes are an integral part of these consolidated financial statements.

KYPHON INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$57,494	$49,867
Investments	13,456	21,224
Accounts receivable, net of allowance for doubtful accounts of $500 in 2003 and $100 in 2002	24,632	13,934
Inventories	6,239	4,416
Prepaid expenses and other current assets	3,810	4,073
Deferred tax assets	1,163	—

Total current assets	106,794	93,514

Investments	14,529	3,212
Property and equipment, net	6,044	4,265
Goodwill and other intangible assets, less accumulated amortization of $26 in 2003	4,722	—

Deferred tax assets	20,462	—
Other assets	1,929	533

Total assets	$154,480	$101,524

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,531	$2,518
Accrued liabilities	14,699	7,492

Total current liabilities	20,230	10,010

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, par value: $0.001 Authorized: 5,000 shares; none issued and outstanding	—	—
Common stock, par value: $0.001 Authorized: 120,000 shares Issued: 39,470 shares in 2003 and 37,360 shares in 2002 Outstanding: 39,440 shares in 2003 and 37,330 shares in 2002	39	37
Additional paid-in capital	171,359	163,354
Treasury stock, at cost: 30 shares in 2003 and 2002	(201)	(201)
Deferred stock-based compensation, net	(6,435)	(11,947)
Accumulated other comprehensive income	2,196	302
Accumulated deficit	(32,708)	(60,031)

Total stockholders’ equity	134,250	91,514

Total liabilities and stockholders’ equity	$154,480	$101,524

The accompanying notes are an integral part of these consolidated financial statements.

KYPHON INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$27,323	$(15,338)	$(17,814)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts receivable	404	3	20
Provision for excess and obsolete inventories	550	470	95
Depreciation and amortization	2,237	1,298	865
Deferred tax assets	(21,625)	—	—
Tax benefit from stock options	3,496	—	—
Loss on disposal of property and equipment	47	60	122
Non-cash interest expense	—	3,081	—
Amortization of deferred stock-based compensation	5,966	6,328	5,156
Write-off of in-process research and development	636	12,250	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(11,086)	(8,358)	(3,740)
Inventories	(2,373)	(2,493)	(1,105)
Prepaid expenses and other current assets	(1,452)	(1,739)	(284)
Other assets	(1,182)	1,100	(35)
Accounts payable	3,013	518	1,609
Accrued liabilities	7,031	3,757	2,123

Net cash provided by (used in) operating activities	12,985	937	(12,988)

Cash flows from investing activities:
Acquisition of property and equipment	(3,961)	(2,571)	(1,629)
Proceeds from disposal of property and equipment	—	20	—
Maturities and sales of investments	30,023	—	—
Purchases of investments	(34,537)	(24,663)	—
Payment for acquisition	(4,850)	(12,250)	—

Net cash used in investing activities	(13,325)	(39,464)	(1,629)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,417	94,925	—
Repurchase of common stock	—	(23)	(25)
Proceeds from exercise of warrants	—	77	—
Proceeds from exercise of stock options	2,640	1,254	166
Proceeds from payment of related party note receivable	2,510	379	—
Issuance of related party note receivable	—	—	(2,889)
Acquisition of treasury stock	—	(201)	—
Proceeds from convertible promissory notes	—	2,000	12,000
Repayment of convertible promissory notes	—	(13,300)	—
Repayment of notes payable	—	(159)	(144)

Net cash provided by financing activities	6,567	84,952	9,108

Effect of foreign exchange rates on cash	1,400	90	(37)
Net increase (decrease) in cash and cash equivalents	7,627	46,515	(5,546)

Cash and cash equivalents at beginning of year	49,867	3,352	8,898

Cash and cash equivalents at end of year	$57,494	$49,867	$3,352

Supplementary disclosure of noncash financing activities:
Deferred stock-based compensation	$454	$2,193	$14,457

Issuance of warrants	—	1,540	—

Conversion of redeemable convertible preferred stock to common stock	—	38,024	—

Supplemental disclosure of cash flow information:
Cash paid during period for interest	23	854	29

Cash paid during period for income taxes	$43	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

KYPHON INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

			Additional Paid-In Capital	Treasury Stock	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Common Stock
	Shares	Amount
Balance at January 1, 2001	2,338	$2	$8,524	$—	$(6,781)	$—	$(26,879)	$(25,134)
Exercise of stock options	461	—	165	—	—	—	—	165
Repurchase of common stock	(469)	—	(24)	—	—	—	—	(24)
Cumulative translation adjustments	—	—	—	—	—	(16)	—	(16)
Deferred stock-based compensation, net of cancellations	—	—	14,457	—	(14,457)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	5,156	—	—	5,156
Net loss	—	—	—	—	—	—	(17,814)	(17,814)

Balance at December 31, 2001	2,330	2	23,122	—	(16,082)	(16)	(44,693)	(37,667)
Exercise of stock options	1,742	2	1,252	—	—	—	—	1,254
Repurchase of common stock	(30)	—	(23)	—	—	—	—	(23)
Issuance of common stock upon filing of initial public offering, net of issuance costs of $1,330	6,900	7	94,918	—	—	—	—	94,925
Conversion of redeemable convertible preferred stock into common stock	26,291	26	37,998	—	—	—	—	38,024
Issuance of common stock upon exercise of warrants	78	—	77	—	—	—	—	77
Conversion of promissory note	49	—	736	—	—	—	—	736
Warrants issued in connection with promissory note	—	—	1,540	—	—	—	—	1,540
Beneficial conversion feature associated with promissory notes	—	—	1,541	—	—	—	—	1,541
Acquisition of treasury stock	(30)	—	—	(201)	—	—	—	(201)
Cumulative translation adjustments	—	—	—	—	—	252	—	252
Unrealized gain on available-for-sale investments	—	—	—	—	—	66	—	66
Deferred stock-based compensation, net of cancellations	—	—	2,193	—	(2,193)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	6,328	—	—	6,328
Net loss	—	—	—	—	—	—	(15,338)	(15,338)

Balance at December 31, 2002	37,330	37	163,354	(201)	(11,947)	302	(60,031)	91,514
Exercise of stock options	1,875	2	2,638	—	—	—	—	2,640
Issuance of common stock under employee stock plans	176	—	1,417	—	—	—	—	1,417
Issuance of common stock upon exercise of warrants	59	—	—	—	—	—	—	—
Tax benefits from exercise of common stock options	—	—	3,496	—	—	—	—	3,496
Cumulative translation adjustments	—	—	—	—	—	1,934	—	1,934
Changes in unrealized gains (losses) on available-for-sale investments	—	—	—	—	—	(40)	—	(40)
Deferred stock-based compensation, net of cancellations	—	—	454	—	(454)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	5,966	—	—	5,966
Net income	—	—	—	—	—	—	27,323	27,323

Balance at December 31, 2003	39,440	$39	$171,359	$(201)	$(6,435)	$2,196	$(32,708)	$134,250

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

Use of Estimates

In accordance with accounting principles generally accepted in the United States of America, management utilizes certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying the Company’s financial statements include allowance for doubtful accounts receivable, reserves for obsolete and slow moving inventory, income taxes and accrual for other liabilities. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include money market funds, certificates of deposit, and commercial paper.

Restricted Cash

Under the terms of its new facility lease, the Company issued an irrevocable standby letter of credit of $1,000,000 to the lessor. The letter of credit is secured by a certificate of deposit of $1,000,000 which was classified with the other assets as of December 31, 2003.

KYPHON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investments

All investments are classified as available-for-sale and therefore are carried at fair market value. Unrealized gains and losses on such investments are reported as a separate component of stockholders’ equity (deficit). Realized gains and losses on sale of all such investments are reported in earnings and computed using the specific identification cost method. The Company’s available-for-sale investments are summarized as follows (in thousands):

December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit and money market funds	$2,355	$—	$—	$2,355
Corporate notes and bonds	27,959	28	(2)	27,985

Total	$30,314	$28	$(2)	$30,340

Reported as:
Cash and cash equivalents				$2,355
Short-term investments				13,456
Long-term investments				14,529

Total				$30,340

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit and money market funds	$3,235	$—	$—	$3,235
Corporate notes and bonds	26,619	68	(2)	26,685

Total	$29,854	$68	$(2)	$29,920

Reported as:
Cash and cash equivalents				$5,484
Short-term investments				21,224
Long-term investments				3,212

Total				$29,920

The following table summarizes the maturities of our investments as of December 31, 2003 (in thousands):

Corporate notes and bonds:
Maturities of one year or less	$13,456
Maturities between one and two years	14,529

Certificates of deposit and money market funds:
Original maturities of three months or less	2,355

Total	$30,340

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

KYPHON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards, or SFAS No.142, “Goodwill and Other Intangible Assets” requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

The Company is amortizing its intangible assets on a straight line basis over a five year period. No amortization of goodwill has been recorded. Instead, the Company will perform an assessment for impairment by applying a fair-value based test in the first quarter of each year, or more frequently if changes in circumstances or the occurrence of events suggest the remaining value is not recoverable.

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically assesses whether long-lived assets have been impaired. An asset is deemed to be impaired if its estimated future undiscounted cash flows are less than the carrying value recorded on the Company’s balance sheet. The Company’s estimate of fair value is based on the net present value of expected future cash flows attributable to the asset. Predicting future cash flows attributable to a particular asset is difficult, and requires the use of significant judgment.

Concentrations of Credit Risk and Other Risks and Uncertainties

The Company’s cash and cash equivalents are deposited with two major financial institutions in the United States of America, and in some major European cities. Deposits in those institutions may exceed the amount of insurance provided on such deposits.

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

The Company’s accounts receivable are derived from net sales earned from customers located in the United States of America and Europe. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. As of December 31, 2003, 73% and 27%, respectively, of the accounts receivables were from United States of America and Europe. As of December 31, 2002, 90% and 10%, respectively, of the accounts receivables were from United States of America and Europe.

No customer accounted for more than 10% of total net sales for the years ended December 31, 2003, 2002 and 2001. No customer accounted for more than 10% of total accounts receivable at December 31, 2003, and 2002.

KYPHON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s current line of products is limited to devices used in the repair of compression fractures of the spine caused primarily by osteoporosis and cancer. Some of the Company’s products require clearance or approval from the United States Food and Drug Administration (“FDA”) prior to the commencement of commercialized sales. In July 1998, the Company received initial FDA clearance for its KyphX Inflatable Bone Tamp. In February 2001, the Company received an additional 510(k) clearance that clarified that the KyphX Inflatable Bone Tamp is intended for use in the spine, hand, tibia, radius and calcaneus. Internationally, the Company received CE Mark approval to market its products from the European regulatory agency in April 2000. The Company cannot be assured that future products will receive the necessary approvals or clearances. If the Company is denied approval or clearance or if approval or clearance is delayed, this may have a material adverse impact on the Company.

The Company is subject to risks common to companies in the medical device industry including, but not limited to, new technological innovations, dependence on key personnel and suppliers, protection of proprietary technology, compliance with government regulations, uncertainty of market acceptance of products, product liability and the need to obtain additional financing.

Revenue Recognition

The Company’s revenue is derived from the sale of its products to customers and distributors. Revenue from product sales, net of discounts, is recognized upon receipt of a valid purchase order, shipment of the products and when collection of the receivables is deemed probable.

Shipping and Handling of Products

Amounts billed to customers for shipping and handling of products are included in net sales and were approximately $400,000 in 2003. Prior to 2003, such amounts were insignificant and were classified as an offset to cost of goods sold. Costs incurred related to shipping and handling of products are included in cost of goods sold.

Research and Development

Research and development expenses are charged to operations as incurred.

Advertising Costs

Advertising costs, included in sales and marketing expenses, are expensed as incurred. Advertising costs were approximately $3,552,000, $1,873,000, and $919,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Income Taxes

The Company accounts for income taxes under the liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Segments

The Company operates in one segment, using one measurement of profitability to manage its business. As of December 31, 2003 and 2002, 49% and 91%, respectively, of all long-lived assets were maintained in the United States of America. As the Company acquired Sanatis GmbH (“Sanatis”), a German company in February 2003, net goodwill and other intangible assets comprised 43% of long-lived assets. For the years ended December 31, 2003, 2002 and 2001, 90%, 93%, and 98%, respectively, of net sales were generated in the United States of America.

KYPHON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity (deficit) except those resulting from investments or contributions by stockholders. The Company’s unrealized gains (losses) on available-for-sale securities and cumulative translation adjustments represent the components of comprehensive income (loss) that are excluded from the net income (loss).

The changes in components of comprehensive income (loss) for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Net income (loss)	$27,323	$(15,338)	$(17,814)
Changes in unrealized gains (losses) on available-for-sale investments	(40)	66	—
Translation adjustments	1,934	252	(16)

Total comprehensive income (loss)	$29,217	$(15,020)	$(17,830)

The components of comprehensive income (loss) reflected in the consolidated statements of stockholders’ equity (deficit) are as follows:

	December 31,
	2003	2002
Unrealized gains (losses) on available-for-sale investments	$26	$66
Translation adjustments	2,170	236

	$2,196	$302

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase, convertible promissory notes and redeemable convertible preferred stock. For the years ended December 31, 2002 and 2001, options, common stock subject to a right of repurchase, warrants, convertible promissory notes and redeemable convertible preferred stock were not included in the computation of diluted net income (loss) per share for the Company because the effect would be antidilutive.

KYPHON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Net income (loss)	$27,323	$(15,338)	$(17,814)

Weighted-average shares outstanding	38,461	24,514	2,259
Less: weighted-average shares subject to repurchase	(28)	(109)	(292)

Basic weighted-average shares outstanding	38,433	24,405	1,967

Dilutive effect of:
Options to purchase common stock	3,610	—	—
Warrants	47	—	—

Diluted weighted-average shares outstanding	42,090	24,405	1,967

Net income (loss) per share:
Basic	$0.71	$(0.63)	$(9.06)
Diluted	$0.65	$(0.63)	$(9.06)

The following potential dilutive securities were excluded from the computation of diluted net income (loss) per share, as they had an antidilutive effect (in thousands):

	December 31,
	2003	2002	2001
Options to purchase common stock	146	6,826	7,326
Common stock subject to repurchase	13	34	113
Redeemable convertible preferred stock	—	—	26,291
Warrants	—	64	43

Treasury Stock

In November 2002, the Board of Directors approved a stock repurchase program pursuant to which up to 2,000,000 shares of the Company’s outstanding common stock may be repurchased from time to time. The duration of the repurchase program is open-ended. Under the program, the Company may purchase shares of common stock through open market transactions at prices deemed appropriate by management. As of December 31, 2003, the Company held 30,000 shares of treasury stock. Treasury stock is accounted for by the cost method.

Accounting for Stock-Based Compensation

The Company uses the intrinsic value method of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” in accounting for its employee stock options, and presents disclosure of pro forma information required under SFAS No. 123, (“SFAS No. 123”), “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, (“SFAS No. 148”), “Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123”.

KYPHON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table, assuming a 40% effective tax rate in 2003, provides a reconciliation of net income (loss) and net income (loss) per share to pro forma net income (loss) and pro forma net income (loss) per share had compensation cost for the Company’s stock option grants to employees been determined based on the fair value of each option on the date of grant consistent with the methodology prescribed by SFAS No. 123 (in thousands, except per share amounts):

	Years Ended December 31,
	2003	2002	2001
Net income (loss), as reported	$27,323	$(15,338)	$(17,814)
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	2,447	5,183	2,988
Deduct: Total stock-based employee compensation expense, determined under fair value based method for all awards, net of tax	(5,870)	(6,313)	(3,189)

Pro forma net income (loss)	$23,900	$(16,468)	$(18,015)

Net income (loss) per share
Basic:
As reported	$0.71	$(0.63)	$(9.06)
Pro forma	$0.62	$(0.67)	$(9.16)

Diluted:
As reported	$0.65	$(0.63)	$(9.06)
Pro forma	$0.57	$(0.67)	$(9.16)

The weighted-average assumptions used are as follows:

	Years Ended December 31,
	Employee Stock Options			Employee Stock Purchase Plan 2003
	2003	2002	2001

Risk-free interest rate	2.58%	3.59%	4.87%	1.15%
Expected volatility	70%	76%	—	66%
Expected life (in years)	4	4	4	0.74
Dividend yield	—	—	—	—

The weighted-average grant date fair value per share of options granted during the years ended December 31, 2003, 2002 and 2001 was $8.84, $4.89, and $0.82, respectively. The weighted average fair value for shares purchased through the employee stock purchase plans during the year ended December 31, 2003 was $3.96 per share.

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

Deferred Stock-Based Compensation

The Company has issued to certain employees options under the 1996 Plan and shares of common stock under stock purchase agreements, some of which contain repurchase provisions, with exercise prices below the deemed fair market value of the Company’s common stock at the date of grant. The Company’s right to repurchase shares of restricted common stock lapses as these shares became vested to the employee. In accordance with the requirements of APB No. 25, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock options or restricted common stock and the deemed fair market value of the Company’s stock at the date of grant. This deferred stock-based compensation is amortized to expense on a straight line basis, over the period during which the Company’s right to repurchase the restricted common stock lapses or the options become exercisable, generally four years.

KYPHON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The options generally vest ratably over four years. The values attributable to these options have been amortized over the service period on a graded vesting method, and the vested portion of these options were remeasured at each vesting date. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted were revalued at each reporting date using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted-average assumptions:

	Years Ended December 31,
	2003	2002	2001
Risk-free interest rate	3.92%	4.45%	4.99%
Expected volatility	74%	76%	76%
Expected life (in years)	10	10	10
Dividend yield	—	—	—

As of December 31, 2003, the Company has recorded a cumulative $25,269,000 of deferred stock-based compensation related to stock options granted to non-employees and employees. Stock-based compensation expense is being recognized on a straight-line basis over the vesting periods of the related options, generally four years. The Company recognized stock-based compensation expense as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Cost of goods sold	$467	$587	$472
Research and development	2,232	1,906	1,074
Sales and marketing	2,012	2,243	1,108
General and administrative	1,255	1,592	2,502

	$5,966	$6,328	$5,156

Reclassification

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year’s presentation. The reclassification had no impact on the previously reported net loss.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145 (“SFAS No. 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002. Under SFAS No. 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions Relating to Extraordinary Items.” SFAS No. 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. The adoption of SFAS No. 145 did not have a material impact on the consolidated financial position or results of the operations of the Company.

In June 2002, the FASB issued SFAS No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered

KYPHON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

by FASB Statements No. 143, “Accounting for Asset Retirement Obligations,” and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The adoption of SFAS No. 146 did not have a material impact on the consolidated financial position or results of the operations of the Company.

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF Issue No. 00-21”). EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 applied to revenue arrangements entered into in fiscal periods beginning after June 15, 2003, including quarters. The adoption of EITF Issue No. 00-21 did not have a material impact on the consolidated financial position or its results of the operations of the Company.

In December 2003, the FASB issued a revised FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The FASB published the revision to clarify and amend some of the original provisions of FIN 46, which was issued in January 2003, and to exempt certain entities from its requirements. A variable interest entity (“VIE”) refers to an entity subject to consolidation according to the provisions of this Interpretation. FIN 46R applies to entities whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support provided by any parties, including equity holders, or where the equity investors (if any) do not have a controlling financial interest. FIN 46R provides that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be consolidated in the entity’s financial statements. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide additional disclosures. The provisions of FIN 46R are effective for the Company’s fiscal 2004 first quarter. The Company does not expect the adoption of FIN 46R to have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact on the consolidated financial position or its results of the operations of the Company.

3. BALANCE SHEET COMPONENTS

Inventories (in thousands):

	December 31,
	2003	2002
Raw materials	$3,327	$2,039
Work-in-process	647	767
Finished goods	2,265	1,610

	$6,239	$4,416

KYPHON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and Equipment (in thousands):

	December 31,
	2003	2002
Furniture and fixtures	$1,284	$1,054
Computer software and hardware	3,455	2,615
Laboratory and manufacturing equipment	3,585	2,080
Leasehold improvements	965	811

	9,289	6,560
Less: Accumulated depreciation and amortization	(4,474)	(2,841)
Plus: Construction-in-progress	1,229	546

	$6,044	$4,265

Goodwill and Intangible Assets:

Changes in the carrying amount of goodwill and the intangible assets occurring during the year ended December 31, 2003 are as follows (in thousands):

Goodwill acquired during the year	$4,072
Foreign currency translation	512

Goodwill at December 31, 2003	4,584

Patents acquired during the year	142
Foreign currency translation	22
Accumulated amortization	(26)

Patents at December 31, 2003	138

Total goodwill and other intangible assets, net	$4,722

Amortization expense for the Company’s intangible assets was approximately $25,800 for the year ended December 31, 2003. Based on the intangible assets held at December 31, 2003, the Company expects to recognize amortization expense of approximately $28,400 in each of the years from 2004 to 2007, and approximately $4,000 in 2008.

Accrued Liabilities (in thousands):

	December 31,
	2003	2002
Payroll and related expenses	$7,366	$4,817
Legal, accounting and professional fees	1,122	812
Professional training course	227	299
Travel and entertainment	621	402
Deferred rent	24	176
Accrued income taxes	4,108	—
Other	1,231	986

	$14,699	$7,492

4. NOTES PAYABLE

In 1997 and 1998, the Company entered into two equipment financing lines totaling $650,000. Prior to the lines’ expirations, the Company had drawn down $541,800, which was collateralized by the related equipment. Both of these lines were repaid entirely in June 2002. The Company issued warrants to

KYPHON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

purchase an aggregate of 18,358 shares of convertible preferred stock to the lenders in connection with these lines at a weighted-average exercise price of $0.62 per share. To effect a cashless exercise of the warrants, 17,601 shares of common stock were issued subsequent to the Company’s initial public offering. All warrants related to the equipment financing lines were exercised in 2002.

5. CONVERTIBLE PROMISSORY NOTES

Between July 2001 and February 2002, the Company raised $13,300,000 through the sale of convertible promissory notes with several affiliates pursuant to a loan agreement. The convertible promissory notes bore interest at 10% rate per annum. The outstanding principal and accrued interest were repaid upon the closing of the Company’s initial public offering. In addition, in November 2001, the Company raised $700,000 through the sale of a convertible promissory note to one affiliate pursuant to the same loan agreement. The principal and accrued interest due on this note automatically converted into 49,090 shares of the Company’s common stock at the initial public offering price of $15.00 per share. As required by the terms of the loan agreement, upon the closing date of the Company’s initial public offering, the Company issued warrants exercisable for an aggregate of 99,334 shares of the Company’s common stock at an exercise price of $0.01 per share to the holders of the convertible promissory notes. As of December 31, 2003, warrants for an aggregate of 4,912 shares of the Company’s common stock remained outstanding and exercisable.

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

6. ACQUISITION

In February 2003, the Company purchased all of the outstanding stock of Sanatis, a privately-held developer and manufacturer of orthopedic biomaterials based in Rosbach, Germany. The acquisition was made to add Sanatis’ experience developing and manufacturing orthopedic biomaterials and to complement the Company’s existing patent portfolio with Sanatis intellectual property surrounding calcium-based biomaterials and delivery technologies. The total purchase consideration for Sanatis consisted of $4,492,000 in cash, and other acquisition costs of $201,000. In December 2003, the Company paid an additional $157,000 to settle a contract Sanatis had with a third party prior to its acquisition. In accordance with SFAS 141, “Business Combinations,” this amount was included in the allocation of the purchase price to goodwill.

KYPHON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Accounts receivable, net	$16
Other current assets	17
Property and equipment, net	76
Other assets	67
Assumed liabilities	(176)
Purchased in-process research and development	636
Goodwill	4,072
Patents	142

$4,850

The fair value of the identifiable assets, including the portion of the purchase price attributed to the patents and purchased in-process research and development was determined by management. The income approach was used to value Sanatis’ patents and purchased in-process research and development, which included an analysis of the completion costs, cash flows, other required assets and risk associated with achieving such cash flows. The present value of these cash flows was calculated with an effective tax rate of 40% and a discount rate of 25% for the patent and purchased in-process research and development. No amount of goodwill is expected to be deductible for tax purposes.

The in-process projects related primarily to the development of resorbable calcium phosphate (“CaP”) cements that are used for application as bone replacement materials. At the time of the purchase, the purchased in-process technology was not considered to have reached technological feasibility and it had no alternative future use. Accordingly, it was recorded as a component of operating expense. The revenues, expenses, cash flows and other assumptions underlying the estimated fair value of the purchased in-process research and development involve significant risks and uncertainties. The risks and uncertainties associated with completing the purchased in-process projects include retaining key personnel and being able to successfully and profitably produce, market and sell related products. Consistent with the expected timeline for approval of products in development at the time of the acquisition, in December 2003, the Company obtained a CE Mark for its KyphOs resorbable calcium phosphate bone filler material. The CE Mark cleared the product for sale in Europe.

The following unaudited pro forma financial information is based on the respective historical financial statements of the Company and Sanatis. The unaudited pro forma financial information reflects the consolidated results of operations as if the acquisition of Sanatis occurred at the beginning of each of the periods presented and includes the amortization of the resulting other intangible assets. The unaudited pro forma financial data presented are not necessarily indicative of the Company’s results of operations that might have occurred had the transaction been completed at the beginning of the periods presented, and do not purport to represent what the Company’s consolidated results of operations might be for any future period (in thousands, except per share amounts).

	Years Ended December 31,
	2003	2002	2001
	(unaudited)
Net sales	$131,028	$76,492	$36,232
Net income (loss)	$27,286	$(15,393)	$(17,801)

Net income (loss) per share:
Basic	$0.71	$(0.63)	$(9.05)

Diluted	$0.65	$(0.63)	$(9.05)

Weighted-average shares outstanding:
Basic	38,433	24,405	1,967

Diluted	42,090	24,405	1,967

KYPHON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. COMMITMENTS AND CONTINGENCIES

Operating leases

In September 2003, the Company entered into a facility lease agreement for a larger corporate headquarters also in Sunnyvale, California, including manufacturing space, to replace its existing facilities. The agreement is for a ten-year period with the lease obligation period beginning March 1, 2004. Under the terms of the lease agreement, the Company has the option to lease an adjacent existing facility as well as an option to have additional square footage built and leased to the Company in the same surrounding campus.

In addition, the Company entered into a nine-year lease agreement ending in December 2011 for its European headquarters in Brussels, Belgium.

The Company’s aggregate future minimum facility lease payments are as follows (in thousands):

Fiscal years ending December 31,
2004	$1,968
2005	1,711
2006	1,760
2007	1,815
2008	1,862
Thereafter	11,155

Total	$20,271

Portions of the Company’s payments for facility leases are denominated in foreign currencies and were translated in the tables above based their respective U.S. dollar exchange rates at December 31, 2003. These future payments are subject to foreign currency exchange rate risk.

In December 2003, the Company entered into a lease termination agreement to terminate the existing facility lease in May 2004 which was due to expire in March 2005. In accordance with the provision of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” which requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, the lease termination charge of $1,200,000 was recorded in December 2003 as a general and administrative expense. In addition, the amortization of the remaining leasehold improvements in the current facility is being accelerated to be fully amortized by March 31, 2004.

Indemnification Agreements

The Company enters into standard indemnification arrangements in our ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual anytime after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

KYPHON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has entered into indemnification agreements with its directors and officers that may require the Company: to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to make good faith determination whether or not it is practicable for the Company to obtain directors’ and officers’ insurance. The Company currently has directors’ and officers’ insurance.

Litigation

From time to time, the Company may become involved in litigation relating to additional claims arising from the ordinary course of business. Management is not currently aware of any litigation matters that may have a material adverse effect on the financial position, results of operations or cash flows of the Company.

8. INITIAL PUBLIC OFFERING

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

9. REDEEMABLE CONVERTIBLE PREFERRED STOCK

In January 2002, 140,000 shares of the Company’s redeemable convertible preferred stock converted to common stock. Upon the closing of the Company’s initial public offering in May 2002, the remaining outstanding shares of redeemable convertible preferred stock converted into 26,151,288 shares of common stock.

10. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

In April 2002, the Board of Directors approved an amendment to the Company’s certificate of incorporation to authorize 5,000,000 shares of undesignated preferred stock. The Company’s Board of Directors is authorized to determine the designation, powers, preferences and rights of preferred stock.

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding. No dividends have been declared or paid as of December 31, 2003.

The Company issued shares of its common stock to certain employees under stock purchase agreements, some of which contain repurchase provisions in the event of termination of employment. The shares are generally released from repurchase provisions ratably over four years. Included in common stock as of December 31, 2003 and December 31, 2002 are 12,501 and 34,371 shares subject to the Company’s right of repurchase, respectively.

KYPHON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Employee Stock Purchase Plan

In April 2002, the Board of Directors adopted the 2002 Employee Stock Purchase Plan (“2002 ESPP”), under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. 750,000 shares of common stock were reserved for issuance and will be increased on the first day of each fiscal year, commencing in 2003, by an amount equal to the lesser of (i) 1,500,000, (ii) 2.0% of the outstanding shares of common stock on such date or (iii) an amount as determined by the Board of Directors. The Company reserved an additional 747,000 shares of common stock for issuance in 2003. The 2002 ESPP contains consecutive, overlapping twenty-four-month offering periods. Each offering period includes four six-month purchase periods. The price of the common stock purchased shall be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The initial offering period commenced on May 17, 2002, the effective date of the Company’s initial public offering. The Company issued approximately 176,000 shares of common stock in fiscal 2003 under the ESPP. At December 31, 2003, approximately 1,322,000 shares remained available for future issuance.

Director Option Plan

In April 2002, the Board of Directors adopted the 2002 Director Option Plan. The 2002 Director Option Plan, which will terminate no later than 2012, provides for the granting of nonstatutory stock options to non-employee directors. 200,000 shares of common stock were reserved for issuance and will be increased on the first day of each fiscal year, commencing in 2003, by an amount equal to the lesser of (i) the number of shares subject to options granted under the 2002 Director Option Plan in the prior fiscal year or (ii) an amount as determined by the Board of Directors. No options were issued and no additional shares were reserved under the Director Option Plan in 2003.

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

The Company has reserved shares of common stock for issuance under the 1996 Stock Incentive Plan (the “1996 Plan”). Under the 1996 Plan, the Board of Directors may issue incentive stock options to employees and nonstatutory stock options to consultants or employees of the Company.

For the 2002 Director Option Plan, 2002 Stock Plan and 1996 Plan (the “Plans”), the Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and exercise price (which cannot be less than the estimated fair market value at date of grant for incentive stock options or 85% of estimated fair market value for nonqualified stock options). If an employee owns stock representing more than 10% of the outstanding shares, the price of each share shall be at least 110% of estimated fair market value, as determined by the Board of Directors. The options are exercisable at times and increments as specified by the Board of Directors, and generally expire ten years from date of grant.

KYPHON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Activities under the Plans are as follows:

		Options Outstanding
		Employees		Non-Employees
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balances, January 1, 2001	1,237,374	4,426,983	$0.65	587,667	$0.74
Additional shares reserved	2,500,000	—	—	—	—
Options granted	(3,630,033)	3,206,783	1.00	423,250	1.00
Options exercised	—	(418,373)	0.36	(42,083)	0.39
Options cancelled	858,009	(838,009)	0.75	(20,000)	1.00

Balances, December 31, 2001	965,350	6,377,384	0.83	948,834	0.87
Additional shares reserved	2,500,000	—	—	—	—
Shares repurchased	30,207	—	—	—	—
Options granted	(2,223,000)	2,151,500	9.17	71,500	2.77
Options exercised	—	(1,416,022)	0.71	(326,270)	0.77
Options cancelled	980,981	(980,981)	1.04	—	—

Balances, December 31, 2002	2,253,538	6,131,881	3.79	694,064	1.04
Additional shares reserved	1,867,817	—	—	—	—
Options granted	(2,150,500)	2,113,500	15.68	37,000	9.92
Options exercised	—	(1,453,406)	17.03	(421,459)	15.16
Options cancelled	494,842	(489,842)	4.56	(5,000)	3.00

Balances, December 31, 2003	2,465,697	6,302,133	$8.25	304,605	$1.91

The options outstanding and exercisable at December 31, 2003 are as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.05	104,167	4.79	$0.05	104,167	$0.05
0.13	105,459	5.82	0.13	105,459	0.13
0.31	135,983	6.11	0.31	128,623	0.31
0.77	301,211	6.22	0.77	261,444	0.77
1.00	2,082,645	7.22	1.00	1,183,297	1.00
3.00	332,671	8.18	3.00	119,617	3.00
6.95 - 9.98	993,094	9.03	8.52	93,205	7.75
10.50 - 12.67	1,192,385	8.67	12.44	362,247	12.46
15.40 - 25.56	1,293,623	9.67	18.62	52,411	15.59
$25.84 - 29.04	65,500	9.88	27.91	—	—

	6,606,738	8.18	$7.96	2,410,470	$3.26

Employees	6,302,133	8.22	$8.25	2,149,617	$3.47
Non-employees	304,605	7.31	1.91	260,853	1.48

	6,606,738	8.18	$7.96	2,410,470	$3.26

At December 31, 2002, 1,708,978 options outstanding granted to employees and 553,624 options outstanding granted to non-employees were exercisable.

KYPHON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. EMPLOYEE BENEFIT PLAN

The Company maintains a Section 401(k) Plan. The 401(k) Plan provides participating employees with an opportunity to accumulate funds for retirement and hardship. Eligible participants may contribute up to 20% of their eligible earnings to the Plan Trust. The Company started matching employees’ contributions to the plan on March 15, 2003 at 25% of employee’s individual 401(k) contributions up to a maximum of $2,000 per calendar year. The Company’s matching contributions totaled $372,000 in fiscal 2003.

12. PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

In August 2002, the Company entered into a patent sublicense agreement with Bonutti Research Inc. for the rights to a series of patents, now numbering 25 as of December 31, 2003, issued to Dr. Peter Bonutti. Under the terms of the agreement, the Company acquired the exclusive right to develop minimally-invasive balloons and related products for use within joints, ligaments, tendons, or cartilage in the spine and the co-exclusive right to develop minimally-invasive balloons and related products for use in orthopedic applications in joints, ligaments, cartilage, nerves or tendons outside of the spine. The Company paid $12,250,000 in cash for the rights, all of which was immediately expensed to purchased in-process research and development in August 2002. The acquisition cost was immediately expensed to operations as the technology acquired will be used to develop products that have not been approved for sale by regulatory authorities, and the in-process projects to which the patents may apply had not yet reached technological feasibility and had no alternative future uses. In addition, the Company also entered into a two year consulting agreement with Dr. Peter Bonutti under which the Company paid $250,000. The prepayment has been capitalized and is being recognized as research and development expense ratably throughout the two year consulting period.

13. RELATED PARTY TRANSACTIONS

In August 1996, the Company entered into two consulting agreements with consultants who are stockholders of the Company, one of whom was formerly a member of the Board of Directors. Amounts paid for services for the years ended December 31, 2003, 2002 and 2001 were $216,000, $217,000, and $216,000, respectively.

In October 2001, the Company entered into an agreement to loan $2,889,000 to its former President and Chief Executive Officer, Gary Grenter, for the purchase of a primary residence. The note was non-interest bearing and was collateralized by a deed of trust in the related primary residence. As of December 31, 2003, all outstanding balances have been paid. As of December 31, 2002, the then outstanding balance of $2,390,000, net of discount, related to the above note receivable was classified with the prepaid expenses and other current assets.

KYPHON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. INCOME TAXES

U.S. and international components of income (loss) before the benefit for income taxes and the benefit for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
U.S.	$14,636	$(15,316)	$(15,947)
International	(1,313)	(22)	(1,867)

Total income (loss) before income taxes	$13,323	$(15,338)	$(17,814)

Current
Federal	$4,152	$—	$—
State	907	—	—
Foreign	500	—	—

Total current	5,559	—	—

Deferred
Federal	(15,803)	—	—
State	(3,336)	—	—
Foreign	(420)	—	—

Total deferred	(19,559)	—	—

Total benefit for income tax	$(14,000)	$—	$—

The Company’s income taxes payable for federal, state, and foreign purposes have been reduced by the tax benefits associated with dispositions of employee stock options. The Company receives an income tax benefit of $3,496,000 calculated as the difference between the fair market value and option price on the date of exercise.

At December 31, 2003, we had approximately $34,600,000 and $28,900,000 in federal and state net operating loss carryforwards, respectively, to reduce future taxable income. The federal and state carryforwards have expiration dates beginning in 2012 and 2007, respectively, in each case if not utilized.

At December 31, 2003, we had tax credits carryforwards of approximately $1,218,000 and $1,262,000 for federal and state income tax purposes, respectively. If not utilized, the federal research and development tax credit carryforwards will expire beginning in 2012. The state research and development tax credit can be carried forward indefinitely.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. Ownership changes, as defined, occurred on August 8, 1996, December 14, 1999 and May 17, 2002. In accordance with Internal Revenue Code Section 382, utilization of the carryforwards is subject to annual limitation. The annual limitation is not expected to result in the expiration of net operating losses prior to utilization.

At December 31, 2003, the Company had approximately $1,200,000 of net operating losses in the foreign operations, which can be carried forward indefinitely, absent any changes in control.

KYPHON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Temporary differences and carryforwards that gave rise to significant portions of deferred tax assets are as follows (in thousands):

	December 31,
	2003	2002
Net operating loss carryforwards	$13,850	$11,188
Research and development credit carryforwards	2,051	1,341
Capitalized research and development costs	491	744
Purchased research and development	4,070	4,763
Other accruals and reserves not currently deductible for tax purposes	1,163	2,362

	21,625	20,398
Less: Valuation allowance	—	(20,398)

Total deferred tax assets	$21,625	$—

Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be adjusted. At December 31, 2002, the Company provided a valuation allowance against its deferred tax assets due to the uncertainty regarding their realizability. As of December 31, 2003, the Company has released the valuation allowance because it believes it is more likely than not that all deferred tax assets will be realized in the foreseeable future.

The income tax provision (benefit) differed from a provision (benefit) computed at the U.S. statutory tax rate as follows:

	Years Ended December 31,
	2003	2002	2001
Federal statutory rate	34.0%	(34.0)%	(34.0)%
State, net of federal benefit	5.8	(5.8)	(5.3)
Deferred stock compensation, net of tax benefit	(35.7)	—	—
Tax reserves	30.6	—	—
Other permanent difference	1.6	13.3	6.2
Change in valuation allowance	(142.0)	32.2	3.6
Net operating loss (utilization)	—	(5.5)	(29.5)
Tax credits (utilization)	—	(0.2)	—

Total benefit for income taxes	(105.7)%	0.0%	0.0%

KYPHON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables contain selected unaudited Consolidated Statement of Operations data for each quarter of 2003 and 2002 (in thousands, except per share amounts):

	Year 2003 Quarter Ended
	Mar. 31,		June 30,	Sept. 30,	Dec. 31,
Net sales	$25,137		$31,081	$35,145	$39,665
Gross profit	21,787		27,131	30,554	34,762
Net income	$541	*	$2,820	$4,712	$19,250	^
Net income per share:
Basic	$0.01		$0.07	$0.12	$0.49
Diluted	$0.01		$0.07	$0.11	$0.45
Weighted-average shares outstanding:
Basic	37,566		38,069	38,767	39,298
Diluted	40,895		41,429	42,539	43,082

*	Net income includes purchased in-process research and development expense of $636,000.
^	Net income includes lease termination cost of $1,200,000 and income tax benefit of $14,500,000.

	Year 2002 Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Net sales	$14,594	$18,238	$20,744	$22,740
Gross profit	12,324	15,845	17,897	19,834
Net income (loss)	$(1,668)	$(2,961)	$(11,627)*	$918
Net income (loss) per share:
Basic	$(0.58)	$(0.15)	$(0.32)	$0.02
Diluted	$(0.58)	$(0.15)	$(0.32)	$0.02
Weighted-average shares outstanding:
Basic	2,860	19,304	36,741	37,033
Diluted	2,860	19,304	36,741	40,668

*	Net loss includes purchased in-process research and development expense of $12,250,000.

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of Kyphon Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 9, 2004 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 9, 2004

KYPHON INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable:
Fiscal year ended 2001	$80	20	—	$100
Fiscal year ended 2002	100	3	3	100
Fiscal year ended 2003	$100	404	4	$500

Allowance for inventories valuation:
Fiscal year ended 2001	$182	95	86	$191
Fiscal year ended 2002	191	470	54	607
Fiscal year ended 2003	$607	550	532	$625

Valuation allowance for deferred tax assets:
Fiscal year ended 2001	$10,175	5,074	—	$15,249
Fiscal year ended 2002	15,249	5,149	—	20,398
Fiscal year ended 2003	$20,398	—	20,398	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within such entities, particularly during the period in which this report was prepared, in order to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2003 fiscal year (the “2004 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2004 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2004 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the 2004 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2004 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1) The financial statement required by Item 15(a) are filed as Item 8 of this annual report.

(2) The financial statement schedules required by Item 15(a) are filed as Item 8 of this annual report.

(3) Exhibits

Number	Description
3.2 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.4 (1)	Bylaws of the Registrant.

4.1 (1)	Specimen common stock certificate of the Registrant.

10.1* (1)	Form of Indemnification Agreement for directors and executive officers.

10.2* (1)	1996 Stock Option Plan, including form of option agreement.

10.3* (1)	2002 Stock Plan, including form of option agreement.

10.4* (1)	2002 Employee Stock Purchase Plan, including form of employee stock purchase plan subscription agreement.

10.5* (1)	2002 Director Option Plan, including form of option agreement.

10.8 (1)	Lease dated January 27, 2000 for office space located at 1350 Bordeaux Drive, Sunnyvale, CA 94089 and Second Amendment to Lease dated November 29, 2001.

10.8.1 (1)	Third Amendment to Lease dated March 29, 2002 for office space located at 1350 Bordeaux Drive, Sunnyvale, CA 94089.

10.9* (1)	Employment Agreement between the Registrant and Gary L. Grenter dated July 16, 2001.

10.10 (1)	Promissory Note Secured by Deed of Trust between the Registrant and Gary L. Grenter dated December 31, 2001.

10.11 (1)	Amended and Restated Stockholder Rights Agreement effective as of December 14, 1999, among the Registrant and certain stockholders of the Registrant.

10.12* (2)	Employment Agreement between the Registrant and Richard W. Mott dated September 3, 2002.

10.13† (2)	Sublicense Agreement effective as of August 19, 2002, between the Registrant and Bonutti Research, Inc.

10.14 (3)	Stock Purchase Agreement by and between Kyphon and the shareholders of Sanatis GmbH, dated February 15, 2003.

10.15 (4)	Lease dated September 18, 2003 for office spaces located at 1221 Crossman Avenue and 480 Java Drive, Sunnyvale, California.

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-83678), which was declared effective on May 16, 2002.
(2)	Incorporated by reference from our Form 10-Q filed on November 13, 2002.
(3)	Incorporated by reference from our Form 8-K filed on March 7, 2003.
(4)	Incorporated by reference from our Form 10-Q filed on November 14, 2003.
*	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
†	Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the Commission.

(b)	Reports on Form 8-K.

•	On October 29, 2003, we furnished a Form 8-K under Item 12 regarding our press release announcing our third quarter 2003 results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 10th day of March, 2004.

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

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RICHARD W. MOTT Richard W. Mott	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2004

/s/ JEFFREY L. KAISER Jeffrey L. Kaiser	Vice President of Finance and Administration, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)	March 10, 2004

/s/ JAMES T. TREACE James T. Treace	Chairman of the Board	March 10, 2004

/s/ STEPHEN CAMPE Stephen Campe	Director	March 10, 2004

/s/ DOUGLAS W. KOHRS Douglas W. Kohrs	Director	March 10, 2004

/s/ JACK W. LASERSOHN Jack W. Lasersohn	Director	March 10, 2004

/s/ KAREN D. TALMADGE, PH.D. Karen D. Talmadge, Ph.D.	Director	March 10, 2004

/s/ ELIZABETH H. WEATHERMAN Elizabeth H. Weatherman	Director	March 10, 2004