Form 10-Q
period 2004-03-31
KYPHON INC
filed 2004-05-07
CIK 1123313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2004

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                      to                      .

Commission File Number 000-49804

Kyphon Inc.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

77-0366069

(I.R.S. Employer Identification No.)

1221 Crossman Avenue, Sunnyvale, California, 94089

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Class	Shares Outstanding at April 20, 2004
Common Stock, $0.001 par value	40,057,047

KYPHON INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KYPHON INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Net sales	$44,433	$25,137
Cost of goods sold	4,917	3,350

Gross profit	39,516	21,787

Operating expenses:
Research and development	4,523	3,010
Sales and marketing	22,024	14,461
General and administrative	5,191	3,422
Purchased in-process research and development	—	636

Total operating expenses	31,738	21,529

Income from operations	7,778	258
Interest income (expense) and other, net	235	283

Net income before income taxes	8,013	541
Provision for income taxes	3,200	—

Net income	$4,813	$541

Net income per share:
Basic	$0.12	$0.01

Diluted	$0.11	$0.01

Weighted-average shares outstanding:
Basic	39,761	37,566

Diluted	43,332	40,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2004	December 31, 2003
Assets	(unaudited )	(Note 1)
Current assets:
Cash and cash equivalents	$64,844	$57,494
Investments	16,779	13,456
Accounts receivable, net	27,833	24,632
Inventories	6,819	6,239
Prepaid expenses and other current assets	2,294	3,810
Deferred tax assets	2,171	1,163

Total current assets	120,740	106,794
Investments	11,005	14,529
Property and equipment, net	8,489	6,044
Goodwill and other intangible assets, net	4,599	4,722
Deferred tax assets	19,120	20,462
Other assets	1,584	1,929

Total assets	$165,537	$154,480

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,177	$5,531
Accrued liabilities	16,092	14,699

Total current liabilities	20,269	20,230
Deferred rent	131	—

Total liabilities	20,400	20,230

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value per share	40	39
Additional paid-in capital	176,448	171,359
Treasury stock, at cost	(201)	(201)
Deferred stock-based compensation, net	(5,125)	(6,435)
Accumulated other comprehensive income	1,870	2,196
Accumulated deficit	(27,895)	(32,708)

Total stockholders’ equity	145,137	134,250

Total liabilities and stockholders’ equity	$165,537	$154,480

(1)	The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statement at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$4,813	$541
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Provision for doubtful accounts receivable	53	—
Provision for excess and obsolete inventories	73	—
Depreciation and amortization	709	444
Deferred taxes including tax benefit from stock options	3,105	—
Loss on disposal of property and equipment	—	10
Amortization of deferred stock-based compensation	1,245	1,310
Purchased in-process research and development	—	636
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(3,254)	(2,589)
Inventories	(653)	(224)
Prepaid expenses and other current assets	1,676	27
Other assets	459	130
Accounts payable	(1,354)	(49)
Accrued liabilities	1,524	(721)

Net cash provided (used) in operating activities	8,396	(485)

Cash flows from investing activities:
Acquisition of property and equipment	(3,146)	(759)
Maturities and sales of investments	4,835	5,048
Purchase of investments	(4,874)	(5,043)
Payment for acquisition	—	(4,693)

Net cash used in investing activities	(3,185)	(5,447)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,433	722
Proceeds from exercise of stock options	928	362

Net cash provided by financing activities	2,361	1,084

Effect of foreign exchange rate changes on cash and cash equivalents	(222)	45
Net increase (decrease) in cash and cash equivalents	7,350	(4,803)
Cash and cash equivalents at beginning of period	57,494	49,867

Cash and cash equivalents at end of period	$64,844	$45,064

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any future period. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2003.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Form 10-K for the year ended December 31, 2003 and have not changed materially as of March 31, 2004.

NOTE 2—Net Income Per Share:

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including options, warrants and common stock subject to repurchase. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net income	$4,813	$541

Weighted-average shares outstanding	39,769	37,608
Less: weighted-average shares subject to repurchase	(8)	(42)

Basic weighted-average shares outstanding	39,761	37,566

Dilutive effect of:
Options to purchase common stock	3,566	3,265
Warrants	5	64

Diluted weighted-average shares outstanding	43,332	40,895

Basic income per share	$0.12	$0.01

Diluted income per share	$0.11	$0.01

For the three months ended March 31, 2004 and 2003, respectively, 137,000 and 1,489,000 options outstanding were excluded from the computation of diluted net income per share as they had an antidilutive effect.

NOTE 3—Comprehensive Income:

Comprehensive income generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains on available-for-sale securities and cumulative translation adjustment represent the components of other comprehensive income that are excluded from net income.

The changes in components of other comprehensive income for the periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income	$4,813	$541
Unrealized gains on available-for-sale securities, net of tax	11	5
Cumulative translation adjustment	(337)	189

Comprehensive income	$4,487	$735

The components of other comprehensive income reflected in the consolidated statements of stockholders’ equity are as follows (in thousands):

	March 31, 2004	December 31, 2003
Unrealized gains on available-for-sale investments, net of tax	$37	$26
Cumulative translation adjustments	1,833	2,170

	$1,870	$2,196

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

The following table, provides a reconciliation of net income and net income per share to pro forma net income (loss) and pro forma net income (loss) per share had compensation cost for the Company’s stock option grants to employees been determined based on the fair value of each option on the date of grant consistent with the methodology prescribed by SFAS No. 123 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$4,813	$541
Add: Stock-based employee compensation expense included in reported net income, net of tax	543	1,089
Deduct: Total stock-based employee compensation expense, determined under fair value based method for all awards, net of tax	(2,074)	(2,130)

Pro forma net income (loss)	$3,282	$(500)

Basic income (loss) per share
As reported	$0.12	$0.01

Pro forma	$0.08	$(0.01)

Diluted income (loss) per share
As reported	$0.11	$0.01

Pro forma	$0.08	$(0.01)

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

As of March 31, 2004, the Company has recorded a cumulative $25,204,000 of deferred stock-based compensation related to stock options granted to non-employees and employees. Stock-based compensation expense is being recognized on a straight-line basis over the vesting periods of the related options, generally four years. The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Cost of goods sold	$109	$110
Research and development	327	473
Sales and marketing	428	487
General and administrative	381	240

	$1,245	$1,310

NOTE 5—Inventories:

Inventories consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
Raw materials	$3,413	$3,327
Work-in-process	1,034	647
Finished goods	2,372	2,265

	$6,819	$6,239

NOTE 6—Goodwill and Intangible Assets:

Goodwill and intangible assets consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
Goodwill	$4,473	$4,584
Intangible assets:
Patent rights	161	164
Accumulated amortization	(35)	(26)

	126	138

Total	$4,599	$4,722

Intangible assets consist of patents acquired from Sanatis GmbH (“Sanatis”) in February 2003. Intangible asset amortization expense for the three months ended March 31, 2004 and 2003 was approximately $9,000 and $3,000, respectively. Based on the intangible assets held at March 31, 2004, the Company expects to recognize amortization expense of approximately $28,400 in each of the years from 2004 to 2007, and approximately $4,000 in 2008. The amortization period for intangible assets is five years.

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

NOTE 8—Commitments:

Operating leases

In March 2004, the Company moved into a larger corporate headquarters also in Sunnyvale, California. The facility lease agreement is for a ten-year period with a lease obligation period beginning March 1, 2004. Under the terms of the lease agreement, the Company has the option to lease an adjacent existing facility as well as an option to have additional square footage built and leased to the Company in the same surrounding campus. The remaining costs for the leasehold improvements of the old facility have been accelerated and were fully amortized by March 31, 2004.

In addition, the Company entered into a nine-year lease agreement ending in December 2011 for its European headquarters in Brussels, Belgium.

The Company’s aggregate future minimum facility lease payments are as follows (in thousands):

Fiscal years ending December 31,
2004	$911
2005	1,703
2006	1,752
2007	1,808
2008	1,855
Thereafter	11,131

Total	$19,160

Portions of the Company’s payments for facility leases are denominated in foreign currencies and were translated in the tables above based upon their respective U.S. dollar exchange rates at March 31, 2004. These future payments are subject to foreign currency exchange rate risk.

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

The Company has entered into indemnification agreements with its directors and officers that may require the Company: to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to make a good faith determination whether or not it is practicable for the Company to obtain directors’ and officers’ insurance. The Company currently has directors’ and officers’ insurance.

Litigation

In April 2004, the Company filed two patent infringement suits against Disc-O-Tech Medical Technologies Ltd., an Israel-based company doing business in the United States as Disc Orthopaedic Technologies Inc. (“Disc-O-Tech”). The Company filed in the United States District Court in Delaware and in the International Trade Commission in Washington, D.C. The Company’s complaints allege, among other things, that by importing and promoting its SKy Bone Expander System for use in kyphoplasty procedures, Disc-O-Tech is infringing at least four of the Company’s U.S. patents, all of which generally concern the use of various medical devices to repair spinal compression fractures. The Company has asked the United States District Court to award damages and a permanent injunction to prevent Disc-O-Tech’s further infringement and has asked the International Trade Commission to exclude Disc-O-Tech’s infringing products from the U.S. market. On May 3, 2004, the International Trade Commission instituted the requested proceeding against Disc-O-Tech. Both cases are in their very early stages, Disc-O-Tech has so far not responded to either complaint, and formal discovery has not yet commenced in either proceeding.

NOTE 9—Income taxes:

Provision for income taxes was $3,200,000 for the three months ended March 31, 2004, which includes $2,900,000 for federal taxes, $100,000 for foreign taxes, and $200,000 for state income taxes. For liability purposes, the Company recorded a $200,000 tax liability for the three months ended March 31, 2004. The Company’s income taxes currently payable for federal and state purposes have been reduced primarily by the tax benefits from employee stock option transactions. These benefits totaled $2,794,000 for the three months ended March 31, 2004, and were recorded as additional paid-in capital in shareholders’ equity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying consolidated financial statements and footnotes contained in Item 1 of this report and to provide an understanding of our results of operations, financial condition, and changes in financial condition. This discussion contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of selected factors, including those set forth in this section. MD&A is organized as follows:

•	Executive summary. This section provides a general description and history of our business, a brief discussion of our product lines and the opportunities, challenges and risks we focus on in the operation of our business.

•	Results of operations. This section provides our analysis and outlook for the significant line items on our consolidated statement of operations.

•	Liquidity and capital resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of March 31, 2004.

•	Critical accounting policies and estimates. This section discusses those accounting policies that both are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in their application.

•	Factors affecting future operating results. This section discusses the most significant factors that could affect our future financial results. The factors discussed in this section are in addition to factors that may be described in the MD&A captions discussed above and elsewhere in this report.

Executive Summary

Company Description. We are a global medical device company specializing in the design, manufacture and marketing of medical devices to restore spinal anatomy using minimally invasive technology. Our devices are used primarily by surgeons who repair compression fractures of the spine caused by osteoporosis and cancer. Our first commercial products, comprising our KyphX instruments, utilize our proprietary balloon technology. Surgeons use these instruments to help repair fractures during minimally invasive spine surgeries, known as kyphoplasty procedures. Most alternative spine fracture treatments are either highly invasive or are pain management therapies.

Our corporate headquarters and U.S. operations are located in Sunnyvale, California, where we conduct our manufacturing, warehousing, research, regulatory and administrative activities. Outside the U.S., we operate sales, clinical and administrative facilities in Brussels, Belgium, research and biomaterial manufacturing facilities in Rosbach, Germany and we have direct selling operations in most of the major countries in Europe. Our global distribution network consists of a direct sales force in excess of 200 individuals who market our products to physicians, surgeons and hospitals.

We moved our U.S. headquarters at the end of the first quarter of 2004 to our new location also in Sunnyvale, California. The move of our manufacturing facility is expected to be completed during the second quarter of 2004.

We are presently in the process of searching for a candidate to succeed Jeffrey L. Kaiser as our Vice President, Finance & Administration and Chief Financial Officer. We previously announced that Mr. Kaiser will be transitioning into a part-time role at the Company as a result of health issues related to chronic hip and back ailments.

Products and Significant Business Trends. Our net sales include sales of our KyphX instruments including our KyphX Inflatable Bone Tamps, KyphX Inflation Syringe, KyphX Bone Access Systems, KyphX Bone Filler Device and KyphX Bone Biopsy Device, as well as our recently cleared KyphX HV-R Bone Cement.

During the first quarter of 2004, our business experienced significant growth. Net sales in the first quarter of 2004 increased to $44.4 million, compared to $25.1 million in the first quarter of 2003, representing growth of 77%. We trained approximately 380 physicians during the first quarter of 2004 in the Unites States and Europe. In the U.S., we added approximately 100 new hospitals to our customer base. We continued a program whereby additional spine education specialists were hired with a primary role of educating referring physicians about surgical options to treating patients with vertebral compression fractures.

In April 2004, we received 510(k) clearance from the FDA to market KyphX HV-R Bone Cement for the fixation of osteoporosis-related pathological fractures of the vertebral body during kyphoplasty and for promotion of various short- and long-term outcomes associated with kyphoplasty procedures.

In April 2004, we filed two patent infringement suits against Disc-O-Tech Medical Technologies Ltd., an Israel-based company doing business in the United States as Disc Orthopaedic Technologies Inc. (“Disc-O-Tech”). We filed in the United States District Court in Delaware and in the International Trade Commission in Washington, D.C. Our complaints allege, among other things, that by importing and promoting its SKy Bone Expander System for use in kyphoplasty procedures, Disc-O-Tech is infringing at least four of our U.S. patents, all of which generally concern the use of various medical devices to repair spinal compression fractures. We have asked the United States District Court to award damages and a permanent injunction to prevent Disc-O-Tech’s further infringement and have asked the International Trade Commission to exclude Disc-O-Tech’s infringing products from the U.S. market. On May 3, 2004, the International Trade Commission instituted the requested proceeding against Disc-O-Tech. Both cases are in their very early stages, Disc-O-Tech has so far not responded to either complaint, and formal discovery has not yet commenced in either proceeding. Costs related to this litigation will be dilutive to our earnings.

In addition to Disc-O-Tech, several other companies either have already introduced one or more products into the U.S. and/or foreign markets to compete with our KyphX instruments for treating vertebral fractures or may be on the verge of doing so. We will endeavor to remain informed about these competitive activities, and will continue to consider both how best to protect our market space as well as whether to take action against these competitive activities. As a result, we may decide that further litigation or other legal activity to seek to protect and enforce our rights, in addition to our ongoing actions against Disc-O-Tech, would be appropriate.

We have had several recent encouraging developments related to reimbursement for our products. First, the Centers for Medicare and Medicaid Services (CMS) ICD-9 Coordination and Maintenance Committee issued and published a recommendation for a specific ICD-9 code for the kyphoplasty procedure. This ICD-9 code became effective in October 2003 and officially recognizes kyphoplasty as a procedure by CMS. There was also progress in surgeon reimbursement during the year, and policy and/or bulletin coverage is now established in 40 states, with the remaining states providing coverage on a case-by-case basis. The private pay community has also shown significant interest in establishing reimbursement policies for kyphoplasty. Specifically, Blue Cross Blue Shield has now adopted policy coverage for kyphoplasty in 17 states, and a number of private payors nationwide have also adopted policy coverage. On a national level, the Healthcare Common Procedure Coding System (HCPCS) National Editorial Panel established two new HCPCS “S” codes for kyphoplasty effective January 1, 2004. These S codes are intended for use by private payors, such as the Blue Cross Blue Shield Association and the Health Insurance Association of America, although no payment level is associated with these codes. In addition, in Europe, kyphoplasty was assigned a code in the newly implemented German DRG system.

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

Results of Operations

Three Months Ended March 31, 2004 and March 31, 2003

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended March 31,
	2004		2003
	Amount	% of Net sales	Amount	% of Net sales
U.S. sales	$40,624	91%	$22,725	90%
International sales	3,809	9%	2,412	10%

Net sales	44,433	100%	25,137	100%
Cost of goods sold	4,917	11%	3,350	13%

Gross profit	39,516	89%	21,787	87%

Operating expenses:
Research and development	4,523	10%	3,010	12%
Sales and marketing	22,024	49%	14,461	58%
General and administrative	5,191	12%	3,422	14%
Purchased in-process research and development	—	—	636	2%

Total operating expenses	31,738	71%	21,529	86%

Income from operations	7,778	18%	258	1%
Other and interest income (expense), net	235	0%	283	1%

Net income before income taxes	8,013	18%	541	2%
Provision for income taxes	3,200	7%	—	—

Net income	$4,813	11%	$541	2%

Net Sales. Net sales increased $19.3 million, or 77%, for the three months ended March 31, 2004 as compared to the same period in 2003. The increase in net sales resulted from an increase in the number of trained physicians as well as an increase in the number of procedures performed by these trained physicians. The increase in international sales also reflected the currency impact of $530,000 in the three months ended March 31, 2004 as the Euro exchange rate continued to strengthen against the U.S. dollar. No customer accounted for more than 10% of total net sales for the three months ended March 31, 2004 and 2003. As of March 31, 2004, we had trained approximately 3,100 surgeons in the U.S. and approximately 1,100 surgeons in Europe. We believe the total number of potential physicians who can be trained for the use of our products is approximately 5,000 to 5,500 in the U.S. The number of trainable physicians in Europe is less well defined at this time, but we believe them to be more than 3,000.

Cost of Goods Sold. Cost of goods sold consists of material, labor, subcontract, and overhead costs. Cost of goods sold increased $1.6 million, or 47%, for the three months ended March 31, 2004 as compared to the same period in 2003. However, cost of goods sold as a percentage of net sales continue to decrease primarily as a result of fixed overhead costs being spread over increased production volume. The absolute increase in cost of goods sold resulted primarily from increased material, labor, subcontract, overhead costs and inventory provisions in relation to the increased sales volume of our products. Production volumes also increased in the first quarter of 2004 as inventory levels were raised somewhat in anticipation of moving our manufacturing operations as part of our overall facility move. This specific production volume increase, and resulting favorable impact on our gross profit margins, should be temporary as our move is completed during the second quarter. Our cost of goods sold and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses and levels of production volume.

Research and Development. Research and development expenses consist of costs of product research, product development, regulatory and clinical functions and personnel. Research and development expenses increased $1.5 million, or 50%, for the three months ended March 31, 2004 as compared to the same period in 2003. The increase was primarily attributable to increased personnel costs of $840,000, increased basic and applied research funding of $204,000, increased research and development consulting fees of $102,000, and increased travel of $134,000, offset partially by decreased deferred compensation of $146,000. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses in 2004 will increase in absolute dollars. As a percentage of net sales, we anticipate our research and development expenses to be in the range of 11% to 12% for 2004.

Sales and Marketing. Sales and marketing expenses consist of costs for personnel, physician training programs and marketing activities. Sales and marketing expenses increased $7.6 million, or 52%, for the three months ended March 31, 2004 as compared to the same period in 2003. The increase related primarily to a $5.5 million increase in the costs of hiring, training and compensating additional direct selling representatives and increased sales travel expenses of $943,000. As we continue to commercialize our KyphX instruments during 2004, we expect to significantly increase our sales and marketing efforts and expenditures in absolute dollars while reducing our sales and marketing expenses as a percentage of net sales to between 49% to 51% for the year.

General and Administrative. General and administrative expenses consist of personnel costs, professional service fees, expenses related to intellectual property rights and general corporate expenses. General and administrative expenses increased $1.8 million, or 52%, for the three months ended March 31, 2004 as compared to the same period in 2003. The increase resulted primarily from increased personnel costs of $718,000, increased legal and accounting consulting fee of $292,000, increased office expenses of $201,000, and increased legal litigation fee of $168,000. We expect general and administrative expenses to increase in the future as we add personnel, continue to expand our patent portfolio, incur litigation fees, and incur public reporting, governmental compliance and investor-related expenses as a public company. In addition, we anticipate substantial expenses related to our recently initiated litigation with Disc-O-Tech. However, due to the early stage of these lawsuits, an estimate of such costs during 2004 is undeterminable at this time. Therefore, we anticipate that our general and administrative expenses will increase in absolute dollars as we expand our infrastructure and incur litigation costs. As a percentage of net sales, we expect that our general and administrative expenses will range between 12% and 15% during 2004.

Purchased In-Process Research and Development. In February 2003, we purchased Sanatis GmbH (“Sanatis”), for approximately $4.7 million in cash and acquisition costs of $201,000. Sanatis is a privately-held developer and manufacturer of orthopedic biomaterials based in Rosbach, Germany. The acquisition was made to add Sanatis’ experience developing and manufacturing orthopedic biomaterials and to complement our existing patent portfolio with Sanatis’ intellectual property surrounding calcium-based biomaterials and delivery technologies. The impact to our financial operating results during 2003 was an increase in research and development expenses of approximately $624,000. We have recorded the transaction using the purchase method of accounting. As a result of this transaction, we recorded an expense associated with the purchase of in-process research and development expenses of $636,000, and capitalized net tangible assets of $176,000, intangible assets of $142,000 and goodwill of $4,072,000. We are amortizing the intangible assets on a straight line basis over a five-year period. No amortization of goodwill has been recorded. Instead, we perform an assessment for impairment by applying a fair-value based test annually, or more frequently, if changes in circumstances or the occurrence of events suggests the remaining value is not recoverable.

Other and Interest Income (Expense), Net. Other and interest income (expense), net, decreased $48,000 for the three months ended March 31, 2004 as compared to the same period in 2003. The decrease resulted primarily from lower interest income from lower interest rates.

Provision for Income Taxes. Provision for income taxes was $3.2 million for the three months ended March 31, 2004, which includes $2.9 million for federal taxes, $100,000 for foreign taxes, and $200,000 for state income taxes. We recorded a $200,000 tax liability for the three months ended March 31, 2004. Our income taxes currently payable for federal and state purposes have been reduced primarily by the tax benefits from employee stock option transactions. We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.”

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

Liquidity and Capital Resources

In May 2002, we received net proceeds of $94.9 million from our initial public offering of common stock. From inception through June 2001, we raised $38.0 million through private sales of redeemable convertible preferred stock. As of March 31, 2004, we had $64.8 million of cash and cash equivalents, $27.8 million of investments (short and long-term), and working capital of $100.5 million.

Cash Provided by (Used in) Operations. Our operating cash flow in the first three months of 2004 was primarily the result of our operational profitability. Specifically, net cash provided by operations was approximately $8.4 million for the three months ended March 31, 2004 attributable primarily to net income of $4.8 million and adjustments for non-cash charges related to deferred taxes including tax benefit from stock options of $3.1 million, amortization of deferred stock-based compensation of $1.2 million, increases in accrued liabilities of $1.5 million and decreases in other current assets of $1.7 million, offset partially by the increases in accounts receivable of $3.3 million as we increased our sales. Our net cash flow from operations in the first three months of 2003 was slightly negative reflecting positive operational cash inflows more than offset by growing working capital needs. Specifically, net cash used in operations was approximately $485,000 for the three months ended March 31, 2003 attributable primarily to increases in accounts receivable of $2.6 million due to increased sales partially offset by net income after adjustment for non-cash charges related to amortization of deferred stock-based compensation of $1.3 million and write-off of purchased in-process research and development expenses of $636,000.

Cash Used in Investing Activities. Net cash used in investing activities was $3.2 million for the three months ended March 31, 2004 and primarily reflected purchases of property and equipment due to the outfitting of our new Sunnyvale facility. Net cash used in investing activities was $5.4 million for the three months ended March 31, 2003 and primarily reflected the payment of $4.7 million in connection with the Sanatis acquisition.

Cash Provided by Financing Activities. Net cash provided by financing activities was $2.4 million during the three months ended March 31, 2004 and was attributable to proceeds from the issuance of common stock under the employee stock purchase plan of $1.4 million and exercise of stock options of $928,000. Net cash provided by financing activities was $1.1 million during the three months ended March 31, 2003 and was attributable to proceeds from the issuance of common stock under the employee stock purchase plan of $722,000 and exercise of stock options of $362,000.

Contractual Cash Obligations. At March 31, 2004 we had contractual cash obligations as follows (in thousands):

	Payment Due by Periods
	Total	2004	2005-2006	2007-2008	After 2008
Operating leases	$19,160	$911	$3,455	$3,663	$11,131
Purchase obligations	929	929	—	—	—

Total contractual cash obligations	$20,089	$1,840	$3,455	$3,663	$11,131

The amounts reflected in the table above for operating leases represent aggregate future minimum lease payments under noncancellable facility leases. Portions of these payments are denominated in foreign currencies and were translated in the tables above based on their respective U.S. dollar exchange rates at March 31, 2004. These future payments are subject to foreign currency exchange rate risk. In accordance with accounting principles generally accepted in the U.S., our operating leases are not recognized in our consolidated balance sheet; however, the aggregate minimum lease payments related to these agreements are disclosed in Note 8 to the consolidated financial statements contained in Item I of this report, as well as in the table above.

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

Off-Balance-Sheet Arrangements.As of March 31, 2004, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Stock Repurchase. The Board of Directors approved a stock repurchase program on November 7, 2002 pursuant to which up to 2,000,000 shares of our outstanding common stock may be repurchased. The duration of the repurchase program is open-ended. Under the program, we may purchase shares of common stock through open market transactions at prices deemed appropriate by management. The purchases will be funded from available working capital. As of March 31, 2004, we had repurchased 30,000 shares pursuant to this repurchase program.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 that was filed with the Securities and Exchange Commission on March 10, 2004. Our critical accounting policies and estimates have not materially changed since December 31, 2003.

Factors Affecting Future Operating Results

Because we face significant competition from other medical device companies with greater resources than we have, we may be unable to maintain our competitive position and sales of our instruments may decline.

The market for medical devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. While the direct competition we have faced to date has been limited, we are aware that several companies are developing and already introducing products to directly compete with ours in similar procedures, both in the United States and abroad. Some of these competitors’ products may be successful in our market as a result of greater efficacy, less expensive alternatives to our products, or some other advantage that makes their products more attractive than ours, which could significantly impact our anticipated revenues and future growth. Our industry also includes large pharmaceutical companies that are developing drug products that may reduce the incidence of osteoporosis and cancer and, therefore, the market for our instruments. Our ability to compete successfully depends in part on our ability to respond quickly to medical and technological changes and user preferences through the development and introduction of new products that are of high quality and that address patient and surgeon requirements. We compete with many larger companies that enjoy several competitive advantages, including:

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

We believe that the proprietary technology embodied in our instruments and methods gives us a competitive advantage. Maintaining this competitive advantage is important to our future success. We rely on patent protection in the U.S. and abroad, as well as on a combination of copyright, trade secret and trademark laws, to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our patents may be challenged, invalidated or circumvented by third parties. Our two earliest patents, which we believe provide broad protection to our technology but which are so far untested, expire no later than February 2009. Our patent applications may not issue as patents at all or in a form that will be advantageous to us. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees and current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States and may permit others to copy our products without effective recourse. If our intellectual property rights are not adequately protected, we may be unable to keep other companies from competing directly with us, which could result in a decrease in our market share. To protect our rights, we may in the future initiate other claims or litigation against third parties for infringement of our proprietary rights, in order to protect our rights or further determine the scope and validity of our intellectual property protection. We may also begin one or more patent proceedings in various administrative agencies, such as the world’s various Patent Offices, to protect our patent rights and prevent them from being undermined by our competitors’ patent filings. If we decide to enforce our intellectual property rights to prevent or inhibit appropriation of our technology by competitors, that process will be expensive and time consuming to litigate or otherwise dispose of, will divert management’s attention from our core business, and may harm our business if we do not prevail.

We have initiated patent infringement litigation against Disc-O-Tech Medical Technologies Ltd. that will be costly to us and may hurt our competitive position if we do not prevail.

In April 2004, we filed two patent infringement suits against Disc-O-Tech Medical Technologies Ltd., an Israel-based company doing business in the United States as Disc Orthopaedic Technologies Inc. We filed in the United States District Court in Delaware and in the International Trade Commission in Washington, D.C. Our complaints allege, among other things, that by importing and promoting its SKy Bone Expander System for use in kyphoplasty procedures, Disc-O-Tech is infringing at least four of our U.S. patents, all of which generally concern the use of various medical devices to repair spinal compression fractures. We have asked the United States District Court to award damages and a permanent injunction to prevent Disc-O-Tech’s further infringement and have asked the International Trade Commission to exclude Disc-O-Tech’s infringing products from the U.S. market. On May 3, 2004, the International Trade Commission instituted the requested proceeding against Disc-O-Tech. Both cases are in their very early stages, Disc-O-Tech has so far not responded to either complaint, and formal discovery has not yet commenced in either proceeding. While we believe our allegations have merit and we are not aware of any patents on which Disc-O-Tech may countersue us for infringement, we cannot assure you that we will prevail in our suits against Disc-O-Tech. Regardless of whether we prevail, these suits will be costly to us and will divert management’s attention and resources away from our business. If we do not prevail, our proprietary rights may be damaged, which may harm our valuation and our ability to protect our business from competition. In addition, our stock price may decline as a result of the impact of the litigation, including the financial impact of the cost of the litigation, announcements of intermediate results and rulings on various motions, and/or the public’s perception of the litigations’ progression.

Public announcements of litigation events may hurt our stock price.

During the course of our lawsuits with Disc-O-Tech, there may be public announcements of the results of hearings, motions, and other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial negative effect on the trading price of our stock.

Adverse changes in reimbursement procedures by domestic and international payors may impact our ability to market and sell our instruments.

Even if the use of our instruments is reimbursed by private payors and Medicare, adverse changes in payors’ policies toward reimbursement for procedures using our products would harm our ability to market and sell our instruments. We are unable to predict what changes will be made in the reimbursement methods used by payors. We cannot be certain that under prospective payment systems, such as those utilized by Medicare, and in many managed care systems used by private health care payors, the cost of our instruments will be justified and incorporated into the overall cost of the procedure.

Even if we fulfill international regulatory requirements to market our instruments, our success will be partly dependent upon the availability of reimbursement within prevailing health care payment systems in those jurisdictions in which we operate. Reimbursement and health care payment systems in international markets vary significantly by country and include both government-sponsored health care and private insurance. In addition, health care cost containment efforts similar to those we face in the United States are prevalent in many of the other countries in which we intend to sell our instruments, and these efforts are expected to continue. Although we intend to seek international reimbursement approvals, we may not obtain approvals in a timely manner, if at all, or any approvals may not be adequate to justify use of our products.

If reimbursement for the procedures using our instruments becomes difficult to obtain or is not available in sufficient amounts, our instruments may not be widely adopted.

In a small number of cases, physicians performing a procedure using our instruments have not been reimbursed, either adequately or at all. In addition, reimbursement for competing procedures, such as vertebroplasty, may be perceived to be more favorable for the doctor or hospital and thus may reduce the frequency with which procedures using our products are performed. Continued adoption of our instruments by the medical community may be adversely impacted if physicians do not receive sufficient reimbursement from payors for their services in performing the procedures using our instruments. Currently, there is no specific procedure code under which reimbursement to physicians is available for kyphoplasty procedures in the United States. Physicians must report procedures using our instruments under an unlisted current procedural terminology, or CPT, code, and hospitals receive reimbursement for an inpatient stay. Physicians have obtained reimbursement from Medicare for the use of our products in all 50 states and in the District of Columbia. However, physicians in some states believe that the level of reimbursement we have achieved thus far is too low. Until a specific national CPT code is granted, physician reimbursement from Medicare may be harder to obtain in some states. To date, no application for a national CPT code has been filed and none may be filed for one or more years and we cannot assure you that adoption of such a code ultimately will be more beneficial than harmful to our business. Future regulatory action by a government agency, including the adoption of a national CPT code, or negative clinical results may diminish reimbursement coverage for both the physician and hospital. Finally, reimbursement differs from state to state, and some states may not reimburse for a procedure in an adequate amount. Internationally, specific reimbursement codes for these instruments and procedures either have not been established or are in the early sates of development. If physicians or hospitals are unable to obtain adequate reimbursement for procedures in which our KyphX instruments are used, we may be unable to sell our instruments and our business could suffer.

Our failure to maintain necessary regulatory clearances or approvals, or to obtain additional regulatory clearances or approvals, could hurt our ability to commercially distribute and market our KyphX instruments.

Our KyphX instruments are considered medical devices and are subject to extensive regulation in the United States and in foreign countries where we intend to do business. Unless an exemption applies, each medical device that we wish to market in the United States must first receive either 510(k) clearance or premarket approval from the FDA. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may take longer. The premarket approval process generally takes from one to three years from the time the application is filed with the FDA, but it can be longer and can be significantly more expensive than the 510(k) clearance process. So far we have obtained 510(k) clearance for the KyphX Inflatable Bone Tamps for fracture reduction in specific sites including the spine, hand, tibia, radius and calcaneus, clearance for our KyphX HV-R Bone Cement for the treatment of osteoporosis-related pathological fractures of the vertebral body during kyphoplasty procedures, and clearance to promote various short- and long-term clinical outcomes associated with kyphoplasty procedures. Nevertheless, our 510(k) clearances can be revoked if safety or effectiveness problems develop. We also will be required to obtain 510(k) clearance or premarket approval to market additional instruments or some of our other products, such as, for example, biomaterials or bone cement for use in cancer or trauma-related fractures, and will be required to obtain additional clearances/approvals for new indications for our KyphX instruments such as treatment of fractures caused by cancer and certain other resultant patient benefits we perceive exist from use of our products including improved pulmonary function and decreased depression, some of which are likely to require additional clinical data to support any applications we may file. If the clinical data gathered are not supportive, then applications will not be filed. If we choose to seek additional clearances or approvals by filing one or more applications, we cannot be certain that we would obtain any further 510(k) clearances or premarket approvals in a timely manner or at all, and delays in obtaining clearances or approvals may adversely affect our revenue growth and future profitability.

If regulatory authorities do not modify or retract their prior pronouncements concerning the use of bone cement in the spine, our ability to sell and promote our instruments may be harmed.

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

If these notifications are not modified or retracted in light of the FDA’s recent clearance of our proprietary KyphX HV-R Bone Cement for specific use in the spine, these notifications themselves may raise concerns with our customers, potential customers and reimbursement organizations, which could negatively impact our ability to sell and promote our instruments. An increase in reports of deaths or serious injuries could lead the FDA or foreign regulatory agencies to issue safety alerts, health advisories, or mandated labeling changes restricting use of our instruments, including new warnings regarding their use or contraindicating their use with bone cement. In addition, use of our products in the spine causes a surgeon to use a bone void filler of choice, typically bone cement, in the spine to fill the voids created by our products. Although we now are able to promote our KyphX HV-R bone cement for use in certain kyphoplasty procedures, increased reporting of adverse events in connection with use of our or other bone void filler materials during kyphoplasty could expose us to increased risk of product liability litigation, and our current insurance coverage limits may not be adequate. Product liability insurance is expensive and may not be available to us in the future on acceptable terms, if at all.

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

The medical device industry has been characterized by extensive litigation and administrative proceedings regarding patents and other intellectual property rights. Whether an instrument infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Our competitors may assert that our instruments and methods infringe their patents. From time to time, we may receive correspondence from various third parties accusing us of infringing their patents or inviting us to license their patents. In addition, they may claim that their patents have priority over ours because they invented first or their patents were filed or issued first. Because patent applications can take many years to issue, there may be applications now pending of which we may be aware or unaware, which may later result in issued patents that our instruments or methods may infringe. There could also be existing patents that one or more of our instruments or methods may inadvertently be infringing. As the number of competitors in the market for minimally invasive spine disorder treatments grows, the possibility of a patent infringement claim against us increases.

Infringement and other intellectual property claims, with or without merit, against us can be expensive and time-consuming to litigate or otherwise dispose of and can divert management’s attention from our core business. In addition, if we lose an intellectual property litigation matter, a court could require us to pay substantial damages and/or royalties and/or issue a preliminary or permanent injunction that would prohibit us from making, using and selling essential technologies unless we could design around the patents, which we may be unable to do. Also, although we may seek to obtain a license under a third party’s intellectual property rights to bring an end to any claims or actions asserted or threatened against us or to address an injunction, we may not be able to obtain a license on reasonable terms or at all. If we cannot design around a patent, are enjoined from infringing it, and cannot obtain a satisfactory license, we may be forced to cease selling our products, which would do substantial harm to our business.

Because injuries that occur during spine surgery can be significant, we are subject to an increased risk of product liability lawsuits. If we are sued in a product liability action, we could be forced to pay substantial damages.

We manufacture medical devices that are used on patients in spine surgery procedures. Spine surgery involves significant risk of serious complications, including cardiac arrest, cerebrovascular accident, myocardial infarction, pulmonary embolism, and death. Use of bone filler material by surgeons to fill the void created using our KyphX Inflatable Bone Tamp may also lead to these complications, as a result of leakage of the bone filler material into the spinal canal or surrounding tissue or for other reasons. Consequently, companies that produce instruments for use in the spine are subject to a significant risk of product liability litigation. If any of our instruments is found to have caused or contributed to any injury, we could be held liable for substantial damages, and our current product liability coverage limits may not be adequate to protect us from any liabilities we might incur. In addition, we may require increased product liability coverage if sales of our instruments increase. Product liability insurance is expensive and may not be available to us in the future on acceptable terms, if at all.

Our non-U.S. sales present special risks.

Sales outside of the United States account for a significant percentage of our revenues and we intend to continue to expand our presence in international markets. Non-U.S. sales are subject to a number of special risks. For example:

•	our products may sell at lower prices outside the United States;

•	agreements may be difficult to enforce;

•	receivables may be difficult to collect through a foreign country’s legal system;

•	foreign customers may have longer payment cycles;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade;

•	U.S. export licenses may be difficult to obtain;

•	intellectual property may be more difficult to acquire and enforce in foreign countries, and copying of our products in certain jurisdictions may become widespread;

•	terrorist activity may interrupt distribution channels or impact our customers or employees;

•	fluctuations in exchange rates may affect product demand and adversely affect the profitability, in U.S. dollars, of products sold in foreign markets where payments are made in local currencies.

Any of these events could harm our operations.

Our reliance on suppliers could limit our ability to meet demand for our products in a timely manner or within our budget.

We are dependent upon outside suppliers to provide us with key components necessary for the manufacture of our products. In addition, we are presently sourcing our KyphX Inflation Syringe and our KyphX HV-R Bone Cement from single suppliers, without any present viable alternative suppliers qualified. Generally, since we obtain components through purchase orders rather than long-term supply agreements and do not maintain large volumes of inventory, a product recall, disruption or termination of the supply of components could adversely affect our continued ability to conduct business, including causing:

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

If we do not effectively manage our growth, our existing infrastructure may become strained, and as a result we may be unable to increase sales of our KyphX instruments or generate significant revenue growth.

Our world-wide direct sales organization has increased from 31 employees in October 2000 to over 200 employees in March 2004, which we believe represents very significant growth over a relatively short period of time. The growth that we have experienced, and in the future likely will experience, provides challenges to our organization, requiring us to rapidly expand our personnel and manufacturing operations. We may not be able to hire sufficient personnel to meet our growth goals or may have difficulty managing such rapid growth. As a result, our failure to recruit additional sales personnel may result in our inability to meet our projections. Future growth may strain our infrastructure, operations, product development and other managerial and operating resources. If our business resources become strained, we may not be able to deliver instruments in a timely manner.

Since we depend upon distributors in some markets, if we lose a distributor or a distributor fails to perform, our operations will be harmed.

With the present exception of the larger countries in Europe and in Canada, we sell our KyphX instruments in foreign markets through distributors. To the extent we rely on distributors, our success will depend upon the efforts of others, over which we may have little control. If we lose a distributor or a distributor fails to perform, our revenues will be harmed.

If we fail to comply with Quality System regulations, our manufacturing operations could be delayed, and our product sales and profitability could suffer.

Our manufacturing processes and those of our suppliers are required to comply with the FDA’s Quality System Regulations, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our instruments. The FDA enforces its Quality System Regulations through periodic announced or unannounced inspections. If we fail a Quality System inspection, our operations could be disrupted and our manufacturing delayed. Failure to take adequate corrective action in response to an adverse Quality System inspection could force a shut-down of our manufacturing operations and/or a recall of our instruments, which would cause our instrument sales and business to suffer.

If we make acquisitions or divestitures, we could encounter difficulties that harm our business.

We may acquire companies, products or technologies that we believe to be complementary to our present or future direction of our business. If we do so, we may have difficulty integrating the acquired personnel, financials, operations, products or technologies. Acquisitions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees and increase our expenses, which could harm our business.

That our principal stockholders have significant voting power and stock ownership may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders together control approximately 45% of our outstanding common stock as of April 20, 2004. If these stockholders act together, they will be able to control our management and affairs in all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders. In addition, our other stockholders may not perceive that one or more actions taken by this concentrated group of stockholders is in the Company’s or the remaining stockholders’ best interests, which could harm our valuation and our stock price may decline.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk at March 31, 2004 is related primarily to our investment portfolio. Our investment portfolio includes fixed rate debt instruments of the U.S. government and its agencies and high quality corporate issuers. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally held to maturity and the weighted average duration of our investments is 12 months or less. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

We have operated mainly in the United States, and 91% and 90% of our sales were made in U.S. dollars for the three months ended March 31, 2004 and 2003, respectively. To date, we have not had any material exposure to foreign currency rate fluctuations. The majority of our European sales is derived from European Union countries and are denominated in the Euro. Monthly income and expense from our European operations are translated using average rates and balance sheets are translated using month end rates. Differences are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss).

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2004, the Company filed two patent infringement suits against Disc-O-Tech Medical Technologies Ltd., an Israel-based company doing business in the United States as Disc Orthopaedic Technologies Inc. The Company filed in the United States District Court in Delaware and in the International Trade Commission in Washington, D.C. The Company’s complaints allege, among other things, that by importing and promoting its SKy Bone Expander System for use in kyphoplasty procedures, Disc-O-Tech is infringing at least four of the Company’s U.S. patents, all of which generally concern the use of various medical devices to repair spinal compression fractures. The Company has asked the United States District Court to award damages and a permanent injunction to prevent Disc-O-Tech’s further infringement and has asked the International Trade Commission to exclude Disc-O-Tech’s infringing products from the U.S. market. On May 3, 2004, the International Trade Commission instituted the requested proceeding against Disc-O-Tech. Both cases are in their very early stages, Disc-O-Tech has so far not responded to either complaint, and formal discovery has not yet commenced in either proceeding.

The Company is presently party to no other material litigation.

ITEM 5. OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external accountants. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee has approved the engagement of PricewaterhouseCoopers LLP for the following non-audit services: (1) tax matter consultations concerning foreign, U.S. federal and state taxes; (2) the preparation of federal and state income tax returns; (3) the 401(k) audit; and (4) services related to the assessment of internal accounting and risk management controls.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Number	Description

3.2 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.4 (1)	Bylaws of the Registrant.

4.1 (1)	Specimen common stock certificate of the Registrant.

10.1* (1)	Form of Indemnification Agreement for directors and executive officers.

10.2* (1)	1996 Stock Option Plan, including form of option agreement.

10.3* (1)	2002 Stock Plan, including form of option agreement.

10.4* (1)	2002 Employee Stock Purchase Plan, including form of employee stock purchase plan subscription agreement.

10.5* (1)	2002 Director Option Plan, including form of option agreement.

10.8 (1)	Lease dated January 27, 2000 for office space located at 1350 Bordeaux Drive, Sunnyvale, CA 94089 and Second Amendment to Lease dated November 29, 2001.

10.8.1(1)	Third Amendment to Lease dated March 29, 2002 for office space located at 1350 Bordeaux Drive, Sunnyvale, CA 94089.

10.9* (1)	Employment Agreement between the Registrant and Gary L. Grenter dated July 16, 2001.

10.10 (1)	Promissory Note Secured by Deed of Trust between the Registrant and Gary L. Grenter dated December 31, 2001.

10.11(1)	Amended and Restated Stockholder Rights Agreement effective as of December 14, 1999, among the Registrant and certain stockholders of the Registrant.

10.12* (2)	Employment Agreement between the Registrant and Richard W. Mott dated September 3, 2002.

10.13†(2)	Sublicense Agreement effective as of August 19, 2002, between the Registrant and Bonutti Research, Inc.

10.14 (3)	Stock Purchase Agreement by and between Kyphon and the shareholders of Sanatis GmbH, dated February 15, 2003.

10.15 (4)	Lease dated September 18, 2003 for office spaces located at 1221 Crossman Avenue and 480 Java Drive, Sunnyvale, California.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-83678), which was declared effective on May 16, 2002.

(2)	Incorporated by reference from our Form 10-Q filed on November 13, 2002.

(3)	Incorporated by reference from our Form 8-K filed on March 7, 2003.

(4)	Incorporated by reference from our Form 10-Q filed on November 14, 2003.

*	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

†	Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the Commission.

(b)	Reports on Form 8-K.

•	On January 27, 2004, we furnished a Form 8-K under Item 12 regarding the announcement of our fourth quarter and full year 2003 results.

•	On February 3, 2004, we furnished a Form 8-K under Item 12, a transcript of the January 27, 2004 conference call regarding our fourth quarter and full year 2003 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kyphon Inc.

Date:	May 7, 2004	By:	/s/ Richard W. Mott

Richard W. Mott
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 7, 2004	By:	/s/ Jeffrey L. Kaiser

Jeffrey L. Kaiser
Vice President of Finance and Administration, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)