Form 10-Q
period 2004-06-30
KYPHON INC
filed 2004-08-09
CIK 1123313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Class	Shares Outstanding at July 26, 2004
Common Stock, $0.001 par value	40,483,528

KYPHON INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KYPHON INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$50,745	$31,081	$95,178	$56,218
Cost of goods sold	6,000	3,950	10,917	7,300

Gross profit	44,745	27,131	84,261	48,918

Operating expenses:
Research and development	4,822	4,036	9,345	7,046
Sales and marketing	25,261	16,548	47,285	31,009
General and administrative	6,984	3,938	12,175	7,360
Purchased in-process research and development	—	—	—	636

Total operating expenses	37,067	24,522	68,805	46,051

Income from operations	7,678	2,609	15,456	2,867
Interest income and other, net	225	211	460	494

Net income before income taxes	7,903	2,820	15,916	3,361
Provision for income taxes	3,200	—	6,400	—

Net income	$4,703	$2,820	$9,516	$3,361

Net income per share:
Basic	$0.12	$0.07	$0.24	$0.09

Diluted	$0.11	$0.07	$0.22	$0.08

Weighted-average shares outstanding:
Basic	40,145	38,069	39,954	37,820

Diluted	43,452	41,429	43,390	41,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$72,574	$57,494
Investments	21,431	13,456
Accounts receivable, net	32,115	24,632
Inventories	8,132	6,239
Prepaid expenses and other current assets	4,449	3,810
Deferred tax assets	2,236	1,163

Total current assets	140,937	106,794
Investments	4,517	14,529
Property and equipment, net	9,128	6,044
Goodwill and other intangible assets, net	4,549	4,722
Deferred tax assets	19,120	20,462
Other assets	1,716	1,929

Total assets	$179,967	$154,480

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,866	$5,531
Accrued liabilities	19,787	14,699

Total current liabilities	24,653	20,230
Deferred rent	524	—

Total liabilities	25,177	20,230

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value per share	40	39
Additional paid-in capital	180,495	171,359
Treasury stock, at cost	(201)	(201)
Deferred stock-based compensation, net	(4,041)	(6,435)
Accumulated other comprehensive income	1,689	2,196
Accumulated deficit	(23,192)	(32,708)

Total stockholders’ equity	154,790	134,250

Total liabilities and stockholders’ equity	$179,967	$154,480

(1)	The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statement at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$9,516	$3,361
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts receivable	205	180
Provision for excess and obsolete inventories	158	—
Depreciation and amortization	1,337	926
Deferred taxes including tax benefits from stock options	5,526	—
Loss on disposal of property and equipment	—	44
Amortization of deferred stock-based compensation	2,357	2,942
Purchased in-process research and development	—	636
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(7,688)	(4,391)
Inventories	(2,051)	(1,637)
Prepaid expenses and other current assets	(264)	(726)
Other assets	393	349
Accounts payable	(665)	1,079
Accrued liabilities	5,612	(198)

Net cash provided by operating activities	14,436	2,565

Cash flows from investing activities:
Acquisition of property and equipment	(4,405)	(1,790)
Maturities and sales of investments	8,721	11,023
Purchase of investments	(7,368)	(15,229)
Payment for acquisition	—	(4,693)

Net cash used in investing activities	(3,052)	(10,689)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,433	722
Proceeds from exercise of stock options	2,524	866

Net cash provided by financing activities	3,957	1,588

Effect of foreign exchange rate changes on cash and cash equivalents	(261)	112
Net increase (decrease) in cash and cash equivalents	15,080	(6,424)
Cash and cash equivalents at beginning of period	57,494	49,867

Cash and cash equivalents at end of period	$72,574	$43,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—Organization, Basis of Presentation, and Significant Accounting Policies:

Organization

Kyphon Inc. (“Kyphon” or the “Company”) is a medical device company focused on the design, manufacture and marketing of instruments used in minimally invasive therapies for surgeons and their patients for the treatment and restoration of spinal anatomy. The Company is currently commercializing surgical tools that use its proprietary balloon technologies for the repair of spine fractures. The Company markets its products through sales representatives in the United States, and through a combination of sales representatives, distributors and agents in its international markets. The Company is headquartered in Sunnyvale, California.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any future period. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2003.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Form 10-K for the year ended December 31, 2003 and have not changed materially as of June 30, 2004.

NOTE 2—Accounting for Stock-Based Compensation:

The Company uses the intrinsic value method of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” in accounting for its employee stock options, and presents disclosure of pro forma information required under Statement of Financial Accounting Standards, or SFAS No. 123, (“SFAS No. 123”), “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, (“SFAS No. 148”), “Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123”.

The following table provides a reconciliation of net income and net income per share to pro forma net income and pro forma net income per share had compensation cost for the Company’s stock option grants to employees been determined based on the fair value of each option on the date of grant, consistent with the methodology prescribed by SFAS No. 123 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$4,703	$2,820	$9,516	$3,361
Add: Stock-based employee compensation expense included in reported net income, net of tax	458	1,075	1,001	2,164
Deduct: Total stock-based employee compensation expense, determined under fair value based method for all awards, net of tax	(2,310)	(1,921)	(4,384)	(4,051)

Pro forma net income	$2,851	$1,974	$6,133	$1,474

Basic income per share
As reported	$0.12	$0.07	$0.24	$0.09

Pro forma	$0.07	$0.05	$0.15	$0.04

Diluted income per share
As reported	$0.11	$0.07	$0.22	$0.08

Pro forma	$0.07	$0.05	$0.14	$0.04

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which require that these equity instruments be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

As of June 30, 2004, the Company has recorded cumulative of $25,232,000 deferred stock-based compensation related to stock options granted to non-employees and employees. Stock-based compensation expense is being recognized on a straight-line basis over the vesting periods of the related options, generally four years. The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Cost of goods sold	$90	$130	$199	$239
Research and development	303	667	630	1,141
Sales and marketing	339	571	767	1,058
General and administrative	380	264	761	504

	$1,112	$1,632	$2,357	$2,942

NOTE 3—Net Income Per Share:

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by giving effect to all potential dilutive common stock, including options, warrants and common stock subject to repurchase. The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$4,703	$2,820	$9,516	$3,361

Weighted-average shares outstanding	40,145	38,102	39,958	37,857
Less: weighted-average shares subject to repurchase	—	(33)	(4)	(37)

Basic weighted-average shares outstanding	40,145	38,069	39,954	37,820

Dilutive effect of:
Options to purchase common stock	3,302	3,296	3,431	3,294
Warrants	5	64	5	64

Diluted weighted-average shares outstanding	43,452	41,429	43,390	41,178

Basic income per share	$0.12	$0.07	$0.24	$0.09

Diluted income per share	$0.11	$0.07	$0.22	$0.08

Anti-dilutive weighted options to purchase common stock excluded from calculation	377	1,216	263	1,286

NOTE 4—Comprehensive Income:

Comprehensive income generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains (losses) on available-for-sale investments and cumulative translation adjustment represent the components of other comprehensive income that are excluded from net income.

The changes in components of other comprehensive income for the periods presented are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$4,703	$2,820	$9,516	$3,361
Unrealized losses on available-for-sale investments, net of tax	(99)	(19)	(89)	(14)
Cumulative translation adjustment	(81)	577	(418)	766

Comprehensive income	$4,523	$3,378	$9,009	$4,113

The components of other comprehensive income reflected in the consolidated statements of stockholders’ equity are as follows (in thousands):

	June 30, 2004	December 31, 2003
Unrealized gains (losses) on available-for-sale investments, net of tax	$(63)	$26
Cumulative translation adjustments	1,752	2,170

	$1,689	$2,196

NOTE 5—Inventories:

Inventories consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
Raw materials	$4,715	$3,327
Work-in-process	977	647
Finished goods	2,440	2,265

	$8,132	$6,239

NOTE 6—Goodwill and Intangible Assets:

Goodwill and intangible assets consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
Goodwill	$4,432	$4,584
Intangible assets:
Patents	159	164
Accumulated amortization	(42)	(26)

	117	138

Total	$4,549	$4,722

Intangible assets consist of patents acquired from Sanatis GmbH (“Sanatis”) in February 2003. Intangible asset amortization expense for the three months ended June 30, 2004 and 2003 was approximately $8,000 and $7,000, respectively. Amortization expense for the six months ended June 30, 2004 and 2003 was approximately $16,000 and $10,000, respectively. Based on the intangible assets held at June 30, 2004, the Company expects to recognize amortization expense of approximately $16,000 for the remaining six months of fiscal 2004, $31,800 in each of the years from 2005 to 2007, and approximately $5,000 in 2008. The amortization period for intangible assets is five years.

NOTE 7—Commitments and Contingencies:

In April 2004, the Company filed two patent infringement suits against Disc-O-Tech Medical Technologies Ltd., an Israel-based company doing business in the United States as Disc Orthopaedic Technologies Inc. (“Disc-O-Tech”). The Company filed suit in the United States District Court in Delaware and in the International Trade Commission (ITC) in Washington, D.C. The Company’s complaints alleged, among other things, that by importing and promoting its SKy Bone Expander System for use in kyphoplasty procedures, Disc-O-Tech is infringing at least four of the Company’s U.S. patents, all of which generally concern the use of various medical devices to repair spinal compression fractures. In early July, Kyphon amended its Delaware complaint to add two additional patents to the Delaware suit. In the ITC proceeding, without admitting liability, Disc-O-Tech has already agreed to entry of a Consent Order barring all further importation of its infringing products into the United States and to cease all further sales activities and uses of those products. The ITC Administrative Law Judge has recommended that the Consent Order be adopted by the full Commission, which would terminate the ITC proceeding in Kyphon’s favor. An enforcement proceeding against Disc-O-Tech in the ITC may later be initiated if it is determined that Disc-O-Tech is not complying fully with the Commission’s Order. In Delaware, which is still in its early stages, the Company has asked the United States District Court to award damages and a permanent injunction to prevent Disc-O-Tech’s further willful infringement of its six patents-in-suit. The Company intends to use all of the information discovered during the ITC proceeding about Disc-O-Tech’s business activities to prosecute its case against Disc-O-Tech in Delaware and will do so vigorously. No provision for any liability that may result upon the resolution of this matter has been made in the accompanying financial statements.

NOTE 8—Recent Accounting Pronouncements:

In March 2004, the EITF reached a consensus on EITF No. 03-06, Participating Securities and Two-Class Method under FASB Statement No. 128, Earnings per Share. EITF No. 03-06 addresses a number of questions regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF No. 03-06 also provides further guidance in applying the two-class method of calculating EPS. EITF No. 03-06 clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The consensus reached on EITF No. 03-06 is effective for fiscal periods beginning after March 31, 2004 and requires restatement of prior period earnings per share amounts to ensure comparability year over year. The adoption of EITF No. 03-06 did not have any impact on the Company’s results of operations or financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying consolidated financial statements and footnotes contained in Item 1 of this report to provide an understanding of our results of operations, financial condition, and changes in financial condition. This discussion contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of selected factors, including those set forth in this section. MD&A is organized as follows:

•	Executive summary. This section provides a general description and history of our business, a brief discussion of our product lines and the opportunities, challenges and risks we focus on in the operation of our business.

•	Results of operations. This section provides our analysis and outlook for the significant line items on our consolidated income statements.

•	Deferred stock-based compensation. This section provides the method and financial reporting of our accounting for stock options granted to employees prior to our initial public offering and grants to non-employees.

•	Liquidity and capital resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of June 30, 2004.

•	Recent accounting pronouncements. This section describes the issuance and effects of new accounting pronouncements.

•	Factors affecting future operating results. This section discusses the most significant factors that could affect our future financial results. The factors discussed in this section are in addition to factors that may be described in the MD&A captions discussed above and elsewhere in this report.

Executive Summary

Company Description. We are a global medical device company specializing in the design, manufacture and marketing of medical devices to treat and restore spinal anatomy using minimally invasive technology. Our devices are used primarily by surgeons who repair compression fractures of the spine caused by osteoporosis, cancer or benign lesions. Our first commercial products, comprising our KyphX instruments, utilize our proprietary balloon technology. Surgeons use these instruments to help repair fractures during minimally invasive spine surgeries, known as kyphoplasty procedures. Most alternative spine fracture treatments are either highly invasive or are pain management therapies.

Our corporate headquarters and U.S. operations are located in Sunnyvale, California, where we conduct our manufacturing, warehousing, research, regulatory and administrative activities. Outside the U.S., we operate sales, clinical and administrative facilities in Brussels, Belgium, and research and biomaterial manufacturing facilities in Rosbach, Germany and we have direct selling operations in most of the major countries in Europe. Our global distribution network consists of a direct sales force in excess of 200 individuals who market our products to physicians, surgeons and hospitals.

We moved our U.S. headquarters at the end of the first quarter of 2004 from our old location also in Sunnyvale, California to our present location. The move of our manufacturing facility was completed during the second quarter of 2004.

Effective August 11, 2004, Mr. Arthur T. Taylor will assume the role as our Vice President, & Chief Financial Officer. Mr. Taylor most recently was Chief Financial Officer for Terayon Communication Systems, Inc. of Santa Clara,

California. As previously announced, Mr. Jeffrey L. Kaiser, who has been our Vice President, Finance & Administration & Chief Financial Officer since March 2000, will transition into the role of Executive Vice President effective August 11, 2004, primarily as a result of health issues related to chronic hip and back ailments, and will transition into a part-time role soon thereafter.

Products and Significant Business Trends. Our net sales include sales of our KyphX instruments including our KyphX Inflatable Bone Tamps, KyphX Inflation Syringe, KyphX Bone Access Systems, KyphX Bone Filler Device and KyphX Bone Biopsy Device, as well as our recently cleared KyphX HV-R Bone Cement.

During the first six months of 2004, our business experienced significant growth. Net sales in the first six months of 2004 increased to $95.2 million, compared to $56.2 million in the first six months of 2003, representing growth of 69%. We trained approximately 750 physicians to use our products during the first six months of 2004 in the United States and Europe. In the U.S., we added approximately 175 new hospitals to our customer base during that same period. We continued a program whereby additional spine education specialists were hired with a primary role of educating referring physicians about surgical options to treating patients with vertebral compression fractures.

In April 2004, we received 510(k) clearance from the FDA to market KyphX HV-R Bone Cement for the fixation of osteoporosis-related pathological fractures of the vertebral body during kyphoplasty. In July 2004, we received FDA clearance to expand the Indications for Use for our bone cement to also include fixation of pathological fractures due to cancer or benign lesions during kyphoplasty, as well as specific clearance of our KyphX Inflatable Bone Tamps for fracture reduction or void creation during kyphoplasty. These clearances allow us to promote numerous short- and long-term benefits associated with kyphoplasty procedures.

In April 2004, we filed two patent infringement suits against Disc-O-Tech Medical Technologies Ltd., an Israel-based company doing business in the United States as Disc Orthopaedic Technologies Inc. (“Disc-O-Tech”). We filed suit in the United States District Court in Delaware and in the International Trade Commission (ITC) in Washington, D.C. Our complaints alleged, among other things, that by importing and promoting its SKy Bone Expander System for use in kyphoplasty procedures, Disc-O-Tech is infringing at least four of our U.S. patents, all of which generally concern the use of various medical devices to repair spinal compression fractures. In early July, we amended the Delaware complaint to add two additional patents to the Delaware suit. In the ITC proceeding, without admitting liability, Disc-O-Tech has already agreed to entry of a Consent Order barring all further importation of its infringing products into the United States and to cease all further sales activities and uses of those products. The ITC Administrative Law Judge has recommended that the Consent Order be adopted by the full Commission, which would terminate the ITC proceeding in Kyphon’s favor. An enforcement proceeding against Disc-O-Tech in the ITC may later be initiated if it is determined that Disc-O-Tech is not complying fully with the Commission’s Order. In Delaware, which is still in its early stages, we have asked the United States District Court to award damages and a permanent injunction to prevent Disc-O-Tech’s further willful infringement of our six patents-in-suit. We intend to use all of the information discovered during the ITC proceeding about Disc-O-Tech’s business activities to prosecute our case against Disc-O-Tech in Delaware and will do so vigorously. Costs related to this litigation will be dilutive to our earnings.

In addition to Disc-O-Tech, several other companies either have already introduced one or more products into the U.S. and/or foreign markets to compete with our KyphX instruments for treating vertebral fractures or may be on the verge of doing so. To the extent any such products are deemed to infringe our patents, we will consider both how best to protect our market space as well as whether to take action against any potentially infringing competitor activities. As a result, we may decide that litigation or other legal activity to seek to protect and enforce our rights, in addition to our ongoing actions against Disc-O-Tech, would be appropriate. Regardless of if we do so, however, we likely will have to compete with these competitive products for some period of time and may lose market share or have our growth impeded as a result.

We have had several recent encouraging developments related to reimbursement for our products. First, in May 2004, the Centers for Medicare and Medicaid Services (CMS) ICD-9 Coordination and Maintenance Committee issued and published a recommendation for a specific ICD-9-CM code for the kyphoplasty procedure. On August 2, 2004, this rule was approved and the kyphoplasty procedure was assigned ICD-9-CM code 81.66 to go into effect on October 1, 2004. This code was assigned to the following five Diagnosis Related Groups (DRG) codes: 233, 234, 442, 443, and 486. DRG codes establish the payment levels that hospitals can claim reimbursement from Medicare and Medicaid and are in turn, key factors in determining reimbursement levels and ultimately the quantity of products used in such procedures as kyphoplasty. At this time it is not yet clear how each of these codes will be applied, especially 442,

443, and 486 which are new. We anticipate increased clarification as more information becomes available from CMS in the next few months.

There was also progress in surgeon reimbursement during the year. On a national level, the Healthcare Common Procedure Coding System (HCPCS) National Editorial Panel established two new HCPCS “S” codes for kyphoplasty effective January 1, 2004. These S codes are intended for use by private payors, such as the Blue Cross Blue Shield Association and the Health Insurance Association of America, although no payment level is associated with these codes. In addition, policy and/or bulletin coverage is now established in 40 states, with the remaining states providing coverage on a case-by-case basis. The private payor community has also shown significant interest in establishing reimbursement policies for kyphoplasty. Specifically, Blue Cross Blue Shield has now adopted policy coverage for kyphoplasty in 24 states, and a number of private payors nationwide have also adopted policy coverage. However, there are some private payors that may continue to perceive the procedure which uses our products as experimental and thus not subject to reimbursement. Another challenge we face is to achieve consistent and/or increased payment levels among the different insurers. We continue to focus on addressing these issues.

No national current procedural terminology (CPT) code exists for surgeon reimbursement for performing kyphoplasty, and may not exist for some time. Were a CPT code to be issued for surgeon reimbursement for performing kyphoplasty, we do not know at this time how any such code would affect our business.

In Europe, kyphoplasty was assigned a code in the newly implemented German DRG system. In other European countries, we continue to focus efforts on obtaining reimbursement coverage for the procedure, however, no assurances can be provided that such efforts will result in a favorable outcome for the company.

We frequently evaluate potential opportunities for growth in our business by evaluating external products or technologies. While our ultimate focus will remain on our core business and the large opportunities the osteoporosis, cancer and trauma vertebral fracture markets present, we may choose to pursue one or more business development opportunities which we believe are appropriate initiatives for our business. These efforts may require us to seek additional funding and may be dilutive to our earnings.

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

Results of Operations

Three Months Ended June 30, 2004 and June 30, 2003

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three Months Ended June 30,
	2004		2003
		% of		% of
	Amount	Net sales	Amount	Net sales
U.S. sales	$45,045	89%	$27,827	90%
International sales	5,700	11%	3,254	10%

Net sales	50,745	100%	31,081	100%
Cost of goods sold	6,000	12%	3,950	13%

Gross profit	44,745	88%	27,131	87%

Operating expenses:
Research and development	4,822	10%	4,036	13%
Sales and marketing	25,261	49%	16,548	53%
General and administrative	6,984	14%	3,938	13%

Total operating expenses	37,067	73%	24,522	79%

Income from operations	7,678	15%	2,609	8%
Other and interest income, net	225	—	211	1%

Net income before income taxes	7,903	15%	2,820	9%
Provision for income taxes	3,200	6%	—	—

Net income	$4,703	9%	$2,820	9%

Net Sales. Net sales increased $19.7 million, or 63%, for the three months ended June 30, 2004 as compared to the same period in 2003. The increase in net sales resulted from an increase in the number of trained physicians as well as an increase in the number of procedures performed by these trained physicians. The increase in international sales also reflected the favorable currency impact of $324,000 in the three months ended June 30, 2004 as the Euro exchange rate strengthened against the U.S. dollar. No customer accounted for more than 10% of total net sales for the three months ended June 30, 2004 and 2003. As of June 30, 2004, we had trained approximately 3,300 surgeons in the U.S. and approximately 1,400 surgeons in Europe. We believe the total number of potential physicians who can be trained for the use of our products is approximately 5,000 to 5,500 in the U.S. The number of trainable physicians in Europe is less well defined at this time, but we believe it to be more than 3,000.

Cost of Goods Sold. Cost of goods sold consists of material, labor, subcontract, and overhead costs. Cost of goods sold increased $2.1 million, or 52%, for the three months ended June 30, 2004 as compared to the same period in 2003. However, cost of goods sold as a percentage of net sales continue to decrease primarily as a result of fixed overhead costs being spread over increased production volume. The absolute increase in cost of goods sold resulted primarily from increased material, labor, subcontract, and overhead costs in relation to the increased sales volume of our products. Our cost of goods sold and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses and levels of production volume.

Research and Development. Research and development expenses consist of costs of product research, product development, regulatory and clinical functions and personnel. Research and development expenses increased $786,000, or 19%, for the three months ended June 30, 2004 as compared to the same period in 2003. The increase was primarily attributable to increased personnel costs of $664,000, and increased clinical expense of $258,000, offset partially by decreased deferred stock-based compensation of $366,000. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses for the rest of 2004 will increase in absolute dollars. As a percentage of net sales, we anticipate our research and development expenses to be in the range of 10% to 11% for 2004.

Sales and Marketing. Sales and marketing expenses consist of costs for personnel, physician training programs and marketing activities. Sales and marketing expenses increased $8.7 million, or 53%, for the three months ended June 30, 2004 as compared to the same period in 2003. The increase resulted primarily to increased costs of hiring, training and compensating additional direct selling representatives of $6.2 million and increased sales travel expenses of $1.1 million. As we continue to commercialize our KyphX instruments during 2004, we expect to significantly increase our sales and marketing efforts and expenditures in absolute dollars while maintaining our sales and marketing expenses as a percentage of net sales to between 49% to 50% for the year.

General and Administrative. General and administrative expenses consist of personnel costs, professional service fees, expenses related to intellectual property rights and general corporate expenses. General and administrative expenses increased $3.0 million, or 77%, for the three months ended June 30, 2004 as compared to the same period in 2003. The increase resulted primarily from increased legal litigation fees, and increased legal and accounting consulting fees of $1.2 million, and increased personnel costs of $1.1 million. We expect general and administrative expenses to increase in the future as we add personnel, continue to expand our patent portfolio, incur litigation fees, and incur public reporting, governmental compliance and investor-related expenses as a public company. In addition, we anticipate legal expenses of $4.0 to $4.5 million related to our litigation with Disc-O-Tech during 2004. We expect that our general and administrative expenses will increase in absolute dollars as we expand our infrastructure and incur litigation costs. As a percentage of net sales, we expect that our general and administrative expenses will range between 13% and 14% during 2004.

Other and Interest Income, Net. Other and interest income, net, increased $14,000 for the three months ended June 30, 2004 as compared to the same period in 2003. The increase resulted primarily from decreased losses on disposal of property and equipment.

Provision for Income Taxes. Provision for income taxes was $3.2 million for the three months ended June 30, 2004 as compared to no provision for income taxes in the same period in 2003. We recorded a $200,000 tax liability, net, for the three months ended June 30, 2004. We believe that in 2004 our effective tax rate will be approximately 40%, even though the actual amount of taxes paid may be reduced by net operating loss and research and development tax credit carryforwards as well as deductions due to stock option activities. Our income taxes currently payable for federal and state purposes have been reduced primarily by the tax benefits from employee stock option transactions. We incurred no tax liability for the three months ended June 30, 2003 as a result of using net operating losses carried forward from 2002. We also recorded no provision for income taxes for this period as a result of utilizing deferred tax assets that were reserved by a full valuation allowance.

Six Months Ended June 30, 2004 and June 30, 2003

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Six Months Ended June 30,
	2004		2003
		% of		% of
	Amount	Net sales	Amount	Net sales
U.S. sales	$85,669	90%	$50,552	90%
International sales	9,509	10%	5,666	10%

Net sales	95,178	100%	56,218	100%
Cost of goods sold	10,917	11%	7,300	13%

Gross profit	84,261	89%	48,918	87%

Operating expenses:
Research and development	9,345	10%	7,046	13%
Sales and marketing	47,285	49%	31,009	55%
General and administrative	12,175	13%	7,360	13%
Purchased in-process research and development	—	—	636	1%

Total operating expenses	68,805	72%	46,051	82%

Income from operations	15,456	17%	2,867	5%
Other and interest income, net	460	—	494	1%

Net income before income taxes	15,916	17%	3,361	6%
Provision for income taxes	6,400	7%	—	—

Net income	$9,516	10%	$3,361	6%

Net Sales. Net sales increased $39.0 million, or 69%, for the six months ended June 30, 2004 as compared to the same period in 2003. The increase in international sales also reflected the favorable currency impact of $854,000 in the six months ended June 30, 2004 as the Euro exchange rate strengthened against the U.S. dollar. The increase in net sales resulted from an increase in the number of trained physicians as well as an increase in the number of procedures performed by trained physicians. No customer accounted for more than 10% of total net sales for the six months ended June 30, 2004 and 2003.

Cost of Goods Sold. Cost of goods sold increased $3.6 million, or 50%, for the six months ended June 30, 2004 as compared to the same period in 2003. The increase in the cost of goods sold resulted primarily from increased material, labor, and overhead costs associated with increased sales volume of our products. However, cost of goods sold as a percentage of net sales continue to decrease primarily as a result of fixed overhead costs being spread over increased production volume.

Research and Development. Research and development expenses increased $2.3 million, or 33%, for the six months ended June 30, 2004 as compared to the same period in 2003. The increase primarily resulted from increased personnel costs of $1.5 million, increased clinical expense of $357,000 and increased travel expense of $323,000, offset partially by decreased deferred stock-based compensation expense of $512,000.

Sales and Marketing. Sales and marketing expenses increased $16.3 million, or 52%, for the six months ended June 30, 2004 as compared to the same period in 2003. The increase resulted primarily from increased costs of hiring, training and compensating additional direct selling representatives of $11.7 million, increased travel expenses of $2.0 million and increased advertising, promotion and trade show expenses of $965,000.

General and Administrative. General and administrative expenses increased $4.8 million, or 65%, for the six months ended June 30, 2004 as compared to the same period in 2003. The increase resulted primarily from increased personnel costs of $1.8 million, increased litigation fees, and increased legal and accounting consulting fees of $1.6 million.

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

Other and Interest Income, Net. Other and interest income, net, decreased $34,000 for the six months ended June 30, 2004 as compared to the same period in 2003. The decrease resulted primarily from lower interest income due to lower interest rates.

Provision for Income Taxes. Provision for income taxes was $6.4 million for the six months ended June 30, 2004 as compared to no provision for income taxes in the same period in 2003. We recorded a $400,000 tax liability, net, for the six months ended June 30, 2004. Our income taxes currently payable for federal and state purposes have been reduced primarily by the tax benefits from employee stock option transactions. We incurred no tax liability for the six months ended June 30, 2003 as a result of using net operating losses carried forward from 2002. We also recorded no provision for income taxes for this period as a result of utilizing deferred tax assets that were reserved by a full valuation allowance.

Deferred Stock-Based Compensation

We recorded deferred stock-based compensation for financial reporting purposes as the difference between the exercise price of options granted to employees and the deemed fair value of our common stock at the time of grant. Deferred stock-based compensation is amortized to cost of goods sold, research and development expense, sales and marketing expense and general and administrative expense. Deferred stock-based compensation recorded through June 30, 2004 was $18.6 million, with accumulated amortization of $15.1 million. The remaining $3.5 million will be amortized over the vesting periods of the options, generally four years from the date of grant. All option amounts are being amortized using a straight-line method. We expect to record amortization expense for deferred stock-based compensation as follows:

Year	Amount
2004	$1.3 million (July to December)
2005	$2.0 million
2006	$0.2 million

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. In connection with the grant of stock options to non-employees, we recorded deferred stock-based compensation of $6.6 million through June 30, 2004, of which $6.1 million has been amortized to expense as of June 30, 2004.

Liquidity and Capital Resources

In May 2002, we received net proceeds of $94.9 million from our initial public offering of common stock. From inception through June 2001, we raised $38.0 million through private sales of redeemable convertible preferred stock. As of June 30, 2004, we had $72.6 million of cash and cash equivalents, $25.9 million of investments (short and long-term), and working capital of $116.3 million.

Cash Provided by Operations. Our operating cash flow in the first six months of 2004 was primarily the result of our operational profitability. Specifically, net cash provided by operations was $14.4 million for the six months ended June 30, 2004 attributable primarily to net income of $9.5 million, adjustments for non-cash charges related to deferred taxes including tax benefit from stock options of $5.5 million, amortization of deferred stock-based compensation of $2.4 million, and increases in accrued liabilities of $5.7 million, offset partially by the increases in accounts receivable of $7.7 million and inventories of $2.1 million. Our accrued liabilities, accounts receivables and inventories have increased as we increased our sales and operating expenses during 2004. Our net cash flow from operations in the first six months of 2003 was primarily the result of our operational profitability. Specifically, net cash provided by operations was $2.6 million for the six months ended June 30, 2003 attributable primarily to net income of $3.4 million, adjustments for non-cash charges related to amortization of deferred stock-based compensation of $2.9 million, and increases in accounts payable of $1.1 million as we increased our operating expenses, offset partially by the increases in accounts receivable of $4.4 million and inventories of $1.6 million as we increased our sales.

Cash Used in Investing Activities. Net cash used in investing activities was $3.1 million for the six months ended June 30, 2004 and primarily reflected purchases of property and equipment of $4.4 million due to the outfitting of our new Sunnyvale facility. Net cash used in investing activities was $10.7 million for the six months ended June 30, 2003 and primarily reflected the payment of $4.7 million in connection with the Sanatis acquisition and $4.2 million in net purchases of investments.

Cash Provided by Financing Activities. Net cash provided by financing activities was $4.0 million during the six months ended June 30, 2004 and was attributable to proceeds from the exercise of stock options of $2.5 million and issuance of common stock under the employee stock purchase plan of $1.4 million. Net cash provided by financing activities was $1.6 million during the six months ended June 30, 2003 and was attributable to proceeds from the exercise of stock options of $866,000 and issuance of common stock under the employee stock purchase plan of $722,000.

Contractual Cash Obligations. At June 30, 2004 we had contractual cash obligations as follows (in thousands):

	Payment Due by Periods
	Total	2004	2005	2006	2007	2008	After 2008
Operating leases	$20,847	$867	$2,166	$2,094	$2,064	$2,061	$11,595

The amounts reflected in the table above for operating leases represent aggregate future minimum lease payments under non-cancellable facility leases. Portions of these payments are denominated in foreign currencies and were translated in the tables above based on their respective U.S. dollar exchange rates at June 30, 2004. These future payments are subject to foreign currency exchange rate risk.

Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Although we also entered into contracts for outsourced services, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

Off-Balance-Sheet Arrangements.As of June 30, 2004, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Stock Repurchase. The Board of Directors approved a stock repurchase program on November 7, 2002 pursuant to which up to 2,000,000 shares of our outstanding common stock may be repurchased. The duration of the repurchase program is open-ended. Under the program, we may purchase shares of common stock through open market transactions at prices deemed appropriate from time to time by management and the Board. The purchases will be funded from available working capital. As of June 30, 2004, we had repurchased 30,000 shares pursuant to this repurchase program.

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

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 03-06, Participating Securities and Two-Class Method under FASB Statement No. 128, Earnings per Share. EITF No. 03-06 addresses a number of questions regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF No. 03-06 also provides further guidance in applying the two-class method of calculating EPS. EITF No. 03-06 clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The consensus reached on EITF No. 03-06 is effective for fiscal periods beginning after March 31, 2004 and requires restatement of prior period earnings per share amounts to ensure comparability year over year. The adoption of EITF No. 03-06 did not have any impact on our results of operations or financial condition.

Factors Affecting Future Operating Results

Because we face significant competition from other medical device companies with greater resources than we have, we may be unable to maintain our competitive position and sales of our instruments may decline.

The market for medical devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. While the direct competition we have faced to date has been limited, we are aware that several companies are developing and already introducing products to directly compete with ours in similar procedures, both in the United States and abroad. Some of these competitors’ products may be successful in our market as a result of greater efficacy, less expensive alternatives to our products, or some other advantage that makes their products more attractive than ours, which could significantly impact our reimbursement levels, anticipated revenues and future growth. Our industry also includes large pharmaceutical companies that are developing drug products that may reduce the incidence of osteoporosis and cancer and, therefore, the market for our instruments. Our ability to compete successfully depends in part on our ability to respond quickly to medical and technological changes and user preferences through the development and introduction of new products that are of high quality and that address patient and surgeon requirements. We compete with many larger companies that enjoy several competitive advantages, including:

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

In April 2004, we filed two patent infringement suits against Disc-O-Tech. While we believe our allegations have merit, we cannot assure you that we will prevail in our suits against Disc-O-Tech. Regardless of whether we prevail, these suits will be costly to us and will divert management’s attention and resources away from our business. If we do not prevail, our proprietary rights may be damaged, which may harm our valuation and our ability to protect our business from competition. In addition, our stock price may decline as a result of the impact of the litigation, including the financial impact of the cost of the litigation, public announcements of intermediate results and rulings on various motions, and/or the public’s perception of the litigations’ progression.

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

Even if we fulfill international regulatory requirements to market our instruments, our success will be partly dependent upon the availability of reimbursement within prevailing health care payment systems in those jurisdictions in which we operate. Reimbursement and health care payment systems in international markets vary significantly by country and include both government-sponsored health care and private insurance. In addition, health care cost containment efforts similar to those we face in the United States are prevalent in many of the other countries in which we intend to sell our instruments, and these efforts are expected to continue. Although we intend to seek international reimbursement approvals, we may not obtain approvals in a timely manner, if at all, or any approvals may not be adequate to justify use of our products or may be modified or withdrawn even if they are initially granted.

If reimbursement for the procedures using our instruments becomes difficult to obtain or is not available in sufficient amounts, our instruments may not be widely used.

In a small number of cases, physicians performing a procedure using our instruments have not been reimbursed, either adequately or at all. In addition, reimbursement for competing procedures, such as vertebroplasty, may be perceived to be more favorable for the doctor or hospital and thus may reduce the frequency with which procedures using our products are performed. Continued adoption of our instruments by the medical community may be adversely impacted if physicians do not receive sufficient reimbursement from payors for their services in performing the procedures using our instruments. Currently, there is no specific procedure code under which reimbursement to physicians is available for kyphoplasty procedures in the United States. Physicians must report procedures using our instruments under an unlisted current procedural terminology, or CPT, code, and hospitals receive reimbursement for an inpatient stay. Physicians have obtained reimbursement from Medicare for the use of our products in all 50 states and in the District of Columbia. However, physicians in some states believe that the level of reimbursement we have achieved thus far is too low. Until a specific national CPT code is granted, physician reimbursement from Medicare may be harder to obtain in some states. If a national CPT code ultimately is issued we do not know how that code ultimately would affect our business. Future regulatory action by a government agency, including the adoption of a national CPT code, or negative clinical results may diminish reimbursement coverage for both the physician and hospital. Finally, reimbursement differs from state to state, and some states may not reimburse for a procedure in an adequate amount. On August 2, 2004, the CMS approved a new ICD–9-CM code for the kyphoplasty procedure and assigned it to five DRG codes for reimbursement. At this time, it is not clear how each of the five codes will be applied. Internationally, specific reimbursement codes for these instruments and procedures either have not been established, with the exception of Germany, or are in the early stages of development. If physicians or hospitals are unable to obtain adequate reimbursement for procedures in which our KyphX instruments are used, we may be unable to sell our instruments and our business could suffer.

Our failure to maintain necessary regulatory clearances or approvals, or to obtain additional regulatory clearances or approvals, could hurt our ability to commercially distribute and market our KyphX instruments.

Our KyphX instruments are considered medical devices and are subject to extensive regulation in the United States and in foreign countries where we intend to do business. Unless an exemption applies, each medical device that we wish to market in the United States must first receive either 510(k) clearance or premarket approval from the FDA. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may take longer. The premarket approval process generally takes from one to three years from the time the application is filed with the FDA, but it take longer and can be significantly more expensive than the 510(k) clearance process. So far we have obtained 510(k) clearance for the KyphX Inflatable Bone Tamps for fracture reduction or void creation in specific sites including the spine (including for use during kyphoplasty), hand, tibia, radius and calcaneus, and clearance for our KyphX HV-R Bone Cement for the treatment of pathological fractures of the vertebral body due to osteoporosis, cancer, or benign lesions during kyphoplasty procedures. These clearances allow us to promote numerous short- and long-term clinical benefits associated with kyphoplasty procedures. Nevertheless, our 510(k) clearances can be revoked if safety or effectiveness problems develop. We also will be required to obtain 510(k) clearance or premarket approval to market additional products, such as biomaterials or bone cement for use in trauma-related fractures, and will be required to obtain additional clearances/approvals for new indications for some of our KyphX devices, such as treatment of fractures caused by trauma and certain other resultant patient benefits we perceive exist from use of our products including improved pulmonary function and decreased depression, some of which are likely to require additional clinical data to support any applications we may file. If the clinical data gathered are not supportive, then applications will not be filed. If we choose to seek additional clearances or approvals by filing one or more applications, we cannot be certain that we would obtain any further 510(k) clearances or premarket approvals in a timely manner or at all, and delays in obtaining clearances or approvals may adversely affect our revenue growth and future profitability.

If regulatory authorities do not modify or retract their prior pronouncements concerning the use of bone cement in the spine, our ability to promote and sell our instruments may be harmed.

In July 2003, the Medicines and Healthcare Products Regulatory Agency (MHRA) of the United Kingdom issued a Medical Device Alert entitled, “Injectable polymeric cements in percutaneous vertebroplasty, balloon kyphoplasty and pedicle screw augmentation procedures.” The UK MHRA has received reports of bone cement leaking during vertebroplasty and pedicle screw augmentation procedures leading to patient complications. The Alert noted that there have been no complications reported to MHRA from balloon kyphoplasty procedures, but stated that it was including balloon kyphoplasty procedures in the Alert due to similarities the MHRA perceived exist between balloon kyphoplasty procedures and the other procedures it identified in its Alert. We believe the MHRA’s Alert concerning balloon kyphoplasty pertains directly to our KyphX products, since our products are the only balloons used in Europe to perform kyphoplasty. The notification asks physicians to consider alternatives before performing procedures using bone cement in the spine, to use the manufacturer’s instructions in preparing bone cements for use in the spine, and to take specific precautions before and during those procedures. So far, despite the FDA’s April 2004 clearance of our bone cement for use in kyphoplasty procedures in the United States and the FDA’s subsequent modification of its own Web Notification concerning the use of bone cement in the spine to acknowledge its clearance of our bone cement, the MHRA has declined to update its own notification.

If the MHRA notification is not modified or retracted in light of the FDA’s recent clearance of our proprietary KyphX HV-R Bone Cement for specific use in the spine, the notification may raise concerns with our customers, potential customers and reimbursement organizations, which could negatively impact our ability to sell and promote our instruments. An increase in reports of deaths or serious injuries could lead the FDA or foreign regulatory agencies to issue safety alerts, health advisories, or mandated labeling changes restricting use of our instruments, including new warnings regarding their use or contraindicating their use with bone cement. In addition, use of our products in the spine causes a surgeon to use a bone void filler of choice, typically bone cement, in the spine to fill the voids created by our products. Although we now are able to promote our KyphX HV-R bone cement for use in kyphoplasty procedure, increased reporting of adverse events in connection with use of our or other bone void filler materials during kyphoplasty could expose us to increased risk of product liability litigation, and our current insurance coverage limits may not be adequate. Product liability insurance is expensive and may not be available to us in the future on acceptable terms, if at all.

Modifications to our marketed devices may require new 510(k) clearances or premarket approvals or FDA may require us to cease marketing or recall the modified devices until clearances are obtained.

Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or, possibly, premarket approval. The FDA requires every manufacturer to make this determination in the first instance, but the FDA can review any manufacturer’s decision. We have modified aspects of our KyphX instruments without seeking new 510(k) clearances because we believe that the modifications do not significantly affect the product’s safety or effectiveness. The FDA may not agree with any of our decisions not to seek new clearances or approvals. If the FDA requires us to seek 510(k) clearance or premarket approval for any of these modifications to a previously cleared instrument, we may be required to cease marketing or to recall the modified device until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

Our instruments could infringe on the intellectual property rights of others, which may lead to costly litigation, payment of substantial damages or royalties and/or our inability to use essential technologies.

The medical device industry has been characterized by extensive litigation and administrative proceedings regarding patents and other intellectual property rights. Whether an instrument infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Our competitors may assert that our instruments and methods infringe their patents. From time to time, we receive correspondence from various third parties accusing us of infringing their patents or inviting us to license their patents. In addition, they may claim that their patents have priority over ours because they invented first or their patents were filed or issued first. Because patent applications can take many years to issue, there may be applications now pending of which we may be aware or unaware, which may later result in issued patents that our instruments or methods may infringe. There could also be existing patents that one or more of our instruments or methods may inadvertently be infringing. As the number of competitors in the market for minimally invasive spine disorder treatments grow, the possibility of a patent infringement claim against us increases.

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

Any of these events could harm our foreign operations.

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

Our world-wide direct sales organization has increased from approximately 30 employees in October 2000 to over 200 employees in June 2004, which we believe represents very significant growth over a relatively short period of time. We intend to continue to grow rapidly. The growth that we have experienced, and in the future likely will experience, provides challenges to our organization, requiring us to rapidly expand our personnel and manufacturing operations. We may not be able to hire sufficient personnel to meet our growth goals or may have difficulty managing such rapid growth. As a result, our failure to recruit additional sales personnel may result in our inability to meet our projections. Future growth may strain our infrastructure, operations, product development and other managerial and operating resources. If our business resources become strained, we may not be able to deliver instruments in a timely manner.

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

Our officers, directors and principal stockholders together control approximately 45% of our outstanding common stock as of July 26, 2004. If these stockholders act together, they will be able to control our management and affairs in all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders. In addition, our other stockholders may not perceive that one or more actions taken by this concentrated group of stockholders is in the Company’s or the remaining stockholders’ best interests, which could harm our valuation and our stock price may decline.

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

Recently enacted and proposed changes in securities and corporate governance laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as new rules and regulations subsequently implemented by the Securities and Exchange Commission and the NASDAQ exchange on which we are listed, have required changes to some of our corporate governance practices. The Act also requires the Securities and Exchange Commission to promulgate additional new rules on a variety of subjects. We expect all of these new rules and regulations to increase our legal and financial compliance costs, to make some activities more difficult, time consuming and/or costly, and to make it more difficult and more expensive for us to obtain director and officer liability insurance, all of which may affect our financial performance. These new rules and regulations may also make it more difficult for us to attract or retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk at June 30, 2004 is related primarily to our investment portfolio. Our investment portfolio includes fixed rate debt instruments of the U.S. government and its agencies and high quality corporate issuers. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally held to maturity and the weighted average duration of our investments is 12 months or less. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

We have operated mainly in the United States, and 90% our sales were made in U.S. dollars for the six months ended June 30, 2004 and 2003. To date, we have not had any material exposure to foreign currency rate fluctuations. The majority of our European sales is derived from European Union countries and are denominated in the Euro. Monthly income and expense from our European operations are translated using average rates and balance sheets are translated using month end rates. Differences are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss).

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2004, the Company filed two patent infringement suits against Disc-O-Tech Medical Technologies Ltd., an Israel-based company doing business in the United States as Disc Orthopaedic Technologies Inc. (“Disc-O-Tech”). The Company filed suit in the United States District Court in Delaware and in the International Trade Commission (ITC) in Washington, D.C. The Company’s complaints alleged, among other things, that by importing and promoting its SKy Bone Expander System for use in kyphoplasty procedures, Disc-O-Tech is infringing at least four of the Company’s U.S. patents, all of which generally concern the use of various medical devices to repair spinal compression fractures. In early July, Kyphon amended its Delaware complaint to add two additional patents to the Delaware suit. In the ITC proceeding, without admitting liability, Disc-O-Tech has already agreed to entry of a Consent Order barring all further importation of its infringing products into the United States and to cease all further sales activities and uses of those products. The ITC Administrative Law Judge has recommended that the Consent Order be adopted by the full Commission, which would terminate the ITC proceeding in Kyphon’s favor. An enforcement proceeding against Disc-O-Tech in the ITC may later be initiated if it is determined that Disc-O-Tech is not complying fully with the Commission’s Order. In Delaware, which is still in its early stages, the Company has asked the United States District Court to award damages and a permanent injunction to prevent Disc-O-Tech’s further willful infringement of its six patents-in-suit. The Company intends to use all of the information discovered during the ITC proceeding about Disc-O-Tech’s business activities to prosecute its case against Disc-O-Tech in Delaware and will do so vigorously.

The Company is presently party to no other material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an annual meeting on June 16, 2004 at our corporate headquarters in Sunnyvale, California. The first item of business was the election of three Class II directors. The nominees elected were Stephen M. Campe, Douglas W. Kohrs and Jack W. Lasersohn. All nominees were elected by a majority of votes present at the meeting as follows:

Name	Votes For	Votes Withheld
Stephen M. Campe	35,914,692	470,757
Douglas W. Kohrs	36,154,731	230,718
Jack W. Lasersohn	35,243,385	1,092,064

The appointment of PricewaterhouseCoopers LLP as our independent accountants for the year ended December 31, 2004, was ratified with 35,813,738 votes in favor, 569,818 against and 1,893 abstentions.

ITEM 5. OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external accountants. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee has approved the engagement of PricewaterhouseCoopers LLP for the following non-audit services: (1) tax matter consultations concerning foreign, U.S. federal and state taxes; (2) the preparation of federal and state income tax returns; and (3) services related to the assessment of internal accounting and risk management controls.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Number	Description
3.2(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.4(1)	Bylaws of the Registrant.

4.1(1)	Specimen common stock certificate of the Registrant.

10.1*(1)	Form of Indemnification Agreement for directors and executive officers.

10.2*(1)	1996 Stock Option Plan, including form of option agreement.

10.3*(1)	2002 Stock Plan, including form of option agreement.

10.4*(1)	2002 Employee Stock Purchase Plan, including form of employee stock purchase plan subscription agreement.

10.5*(1)	2002 Director Option Plan, including form of option agreement.

10.8(1)	Lease dated January 27, 2000 for office space located at 1350 Bordeaux Drive, Sunnyvale, CA 94089 and Second Amendment to Lease dated November 29, 2001.

10.8.1(1)	Third Amendment to Lease dated March 29, 2002 for office space located at 1350 Bordeaux Drive, Sunnyvale, CA 94089.

10.9*(1)	Employment Agreement between the Registrant and Gary L. Grenter dated July 16, 2001.

10.10(1)	Promissory Note Secured by Deed of Trust between the Registrant and Gary L. Grenter dated December 31, 2001.

10.11(1)	Amended and Restated Stockholder Rights Agreement effective as of December 14, 1999, among the Registrant and certain stockholders of the Registrant.

10.12*(2)	Employment Agreement between the Registrant and Richard W. Mott dated September 3, 2002.

10.13†(2)	Sublicense Agreement effective as of August 19, 2002, between the Registrant and Bonutti Research, Inc.

10.14(3)	Stock Purchase Agreement by and between Kyphon and the shareholders of Sanatis GmbH, dated February 15, 2003.

10.15(4)	Lease dated September 18, 2003 for office spaces located at 1221 Crossman Avenue and 480 Java Drive, Sunnyvale, California.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-83678), which was declared effective on May 16, 2002.

(2)	Incorporated by reference from our Form 10-Q filed on November 13, 2002.

(3)	Incorporated by reference from our Form 8-K filed on March 7, 2003.

(4)	Incorporated by reference from our Form 10-Q filed on November 14, 2003.

*	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

†	Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the Commission.

(b)	Reports on Form 8-K.

•	On April 28, 2004, we furnished a Form 8-K under Item 12 regarding the announcement of our first quarter 2004 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kyphon Inc.

Date:	August 9, 2004	By:	/s/ Richard W. Mott
Richard W. Mott
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 9, 2004	By:	/s/ Jeffrey L. Kaiser
Jeffrey L. Kaiser
Vice President of Finance and Administration, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)