Form 10-Q
period 2005-08-05
KYPHON INC
filed 2005-08-05
CIK 1123313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12(b)-2 of the Exchange Act). YES    ☒        NO    ☐

Class	Shares Outstanding at July 29, 2005
Common Stock, $0.001 par value	42,939,424

KYPHON INC.
FORM 10-Q
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KYPHON INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

                                                                   Three Months Ended         Six Months Ended
                                                                       June 30,                  June 30,
                                                                 ----------------------    ------------------
                                                                    2005        2004         2005      2004
                                                                 ----------  ----------    --------   -------
Net sales                                                       $   75,026  $   50,745    $141,260   $95,178
Cost of goods sold                                                   8,494       6,000      16,419    10,917
                                                                 ----------  ----------    --------   -------
Gross profit                                                        66,532      44,745     124,841    84,261
                                                                 ----------  ----------    --------   -------
Operating expenses:
    Research and development                                         6,638       5,053      12,098     9,610
    Sales and marketing                                             36,174      25,512      71,159    47,853
    General and administrative                                      10,343       6,502      18,041    11,342
    Purchased in-process research and development                    1,000          --       1,000        --
                                                                 ----------  ----------    --------   -------
        Total operating expenses                                    54,155      37,067     102,298    68,805
                                                                 ----------  ----------    --------   -------
Income from operations                                              12,377       7,678      22,543    15,456
Interest income and other, net                                         819         225       1,344       460
                                                                 ----------  ----------    --------   -------
Income before income taxes                                          13,196       7,903      23,887    15,916
Provision for income taxes                                           5,260       3,200       9,530     6,400
                                                                 ----------  ----------    --------   -------
Net income                                                      $    7,936  $    4,703    $ 14,357   $ 9,516
                                                                 ==========  ==========    ========   =======
Net income per share:
    Basic                                                       $     0.19  $     0.12    $   0.34   $  0.24
                                                                 ==========  ==========    ========   =======
    Diluted                                                     $     0.18  $     0.11    $   0.32   $  0.22
                                                                 ==========  ==========    ========   =======
Weighted-average shares outstanding:
    Basic                                                           42,512      40,145      42,180    39,954
                                                                 ==========  ==========    ========   =======
    Diluted                                                         44,660      43,452      44,453    43,390
                                                                 ==========  ==========    ========   =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

                                                                                June 30,      December 31,
                                                                                  2005           2004
                                                                              -------------  -------------
Assets
Current assets:
   Cash and cash equivalents                                                 $     116,695  $      87,236
   Investments                                                                      26,147         24,421
   Accounts receivable, net                                                         46,370         42,347
   Inventories                                                                      10,299         11,457
   Prepaid expenses and other current assets                                         8,401          4,521
   Deferred tax assets                                                              13,530         13,537
                                                                              -------------  -------------
      Total current assets                                                         221,442        183,519
Investments                                                                          1,272          4,142
Property and equipment, net                                                         13,794         12,728
Goodwill and other intangible assets, net                                            4,487          5,039
Deferred tax assets                                                                  4,009          4,009
Other assets                                                                         1,846          3,952
                                                                              -------------  -------------
      Total assets                                                           $     246,850  $     213,389
                                                                              =============  =============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                          $       6,143  $       5,544
   Accrued liabilities                                                              27,830         24,049
                                                                              -------------  -------------
      Total current liabilities                                                     33,973         29,593
Deferred rent and other                                                              3,881          4,161
                                                                              -------------  -------------
      Total liabilities                                                             37,854         33,754
                                                                              -------------  -------------
Commitments and contingencies (Note 8)

Stockholders' equity:
   Common stock, $0.001 par value per share                                             43             41
   Additional paid-in capital                                                      205,730        189,410
   Treasury stock, at cost                                                            (201)          (201)
   Deferred stock-based compensation, net                                             (892)        (2,113)
   Accumulated other comprehensive income                                              950          3,489
   Retained earnings (accumulated deficit)                                           3,366        (10,991)
                                                                              -------------  -------------
      Total stockholders' equity                                                   208,996        179,635
                                                                              -------------  -------------
      Total liabilities and stockholders' equity                             $     246,850  $     213,389
                                                                              =============  =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                      ----------------------
                                                                                         2005        2004
                                                                                      ----------  ----------
Cash flows from operating activities:
    Net income                                                                       $   14,357  $    9,516
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Provision for accounts receivable allowances                                    360         205
            Provision for excess and obsolete inventories                                   122         158
            Depreciation and amortization                                                 1,967       1,337
            Provision for deferred taxes including tax benefits from stock options        7,300       5,526
            Loss on disposal of property and equipment                                       37          --
            Amortization of deferred stock-based compensation                             1,528       2,357
            Write-off of in-process research and development                              1,000          --
            Changes in operating assets and liabilities:
                Accounts receivable                                                      (5,859)     (7,688)
                Inventories                                                                 371      (2,051)
                Prepaid expenses and other current assets                                (3,737)       (264)
                Other assets                                                              2,034         393
                Accounts payable                                                            720        (665)
                Accrued liabilities                                                       4,248       5,612
                Deferred rent and other                                                      11          --
                                                                                      ----------  ----------
                        Net cash provided by operating activities                        24,459      14,436
                                                                                      ----------  ----------
Cash flows from investing activities:
    Acquisition of property and equipment                                                (3,272)     (4,405)
    Maturities and sales of investments                                                  17,900       8,721
    Purchase of investments                                                             (17,064)     (7,368)
    Payment for technology license                                                       (1,000)         --
                                                                                      ----------  ----------
                        Net cash used in investing activities                            (3,436)     (3,052)
                                                                                      ----------  ----------
Cash flows from financing activities:
    Proceeds from issuance of common stock                                                2,456       1,433
    Proceeds from exercise of stock options                                               6,258       2,524
                                                                                      ----------  ----------
                        Net cash provided by financing activities                         8,714       3,957
                                                                                      ----------  ----------
Effect of foreign exchange rate changes on cash and cash equivalents                       (278)       (261)
                                                                                      ----------  ----------
Net increase in cash and cash equivalents                                                29,459      15,080
Cash and cash equivalents at beginning of period                                         87,236      57,494
                                                                                      ----------  ----------
Cash and cash equivalents at end of period                                           $  116,695  $   72,574
                                                                                      ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1-Organization, Basis of Presentation, and Significant Accounting Policies:

Organization

Kyphon Inc. ("Kyphon" or the "Company") is a medical device company focused on the design, manufacture and marketing of instruments used in minimally invasive therapies by surgeons and their patients for the treatment and restoration of spinal anatomy. The Company is currently commercializing surgical tools that use its proprietary balloon technologies for the repair of spinal fractures. The Company markets its products through sales representatives in the United States, and through a combination of sales representatives, distributors and agents in its international markets. The Company is headquartered in Sunnyvale, California, and has subsidiaries in many of the major countries in Europe, and in Canada and Japan.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any future period. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 2004.

Significant Accounting Policies

The Company's significant accounting policies are disclosed in the Company's Form 10-K for the year ended December 31, 2004 and have not changed materially as of June 30, 2005.

Reclassification

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current year's presentation. The reclassification had no impact on previously reported net income.

NOTE 2--Accounting for Stock-Based Compensation:

The Company uses the intrinsic value method and presents disclosure of pro forma information for its employee stock options. The following table, assuming a 40% effective tax rate, provides a reconciliation of net income and net income per share to pro forma net income and pro forma net income per share had compensation cost for the Company's stock option grants to employees been determined based on the fair value of each option on the date of grant, consistent with the methodology prescribed by Statement of Financial Accounting Standards Board ("SFAS") No. 123 (in thousands, except per share amounts):

                                                                   Three Months Ended        Six Months Ended
                                                                        June 30,                  June 30,
                                                                 ----------------------    ------------------
                                                                    2005        2004         2005      2004
                                                                 ----------  ----------    --------   -------
Net income, as reported                                         $    7,936  $    4,703    $ 14,357   $ 9,516
Add:  Stock-based employee compensation expense
    included in reported net income, net of taxes                      310         458         659     1,001
Deduct:  Total stock-based employee compensation
    expense, determined under fair value based
    method for all awards, net of taxes                             (3,349)     (2,310)     (6,453)   (4,384)
                                                                 ----------  ----------    --------   -------
Pro forma net income                                            $    4,897  $    2,851    $  8,563   $ 6,133
                                                                 ==========  ==========    ========   =======
Net income per share
  Basic:
    As reported                                                 $     0.19  $     0.12    $   0.34   $  0.24
                                                                 ==========  ==========    ========   =======
    Pro forma                                                   $     0.12  $     0.07    $   0.20   $  0.15
                                                                 ==========  ==========    ========   =======
  Diluted:
    As reported                                                 $     0.18  $     0.11    $   0.32   $  0.22
                                                                 ==========  ==========    ========   =======
    Pro forma                                                   $     0.11  $     0.07    $   0.19   $  0.14
                                                                 ==========  ==========    ========   =======

In December 2004, the Financial Accounting Standards Board ("FASB") originally issued SFAS No. 123(R), "Share-Based Payment (revised 2004)." SFAS No. 123(R) will require companies to measure all stock-based compensation awards using a fair value-based method and record the related expense in their financial statements, including grants of employee stock options. SFAS No. 123(R) as amended, will be effective for public companies for the first annual period beginning after June 15, 2005 (See Note 9).

Deferred and Stock-Based Compensation

Prior to the Company's initial public offering, the Company issued options under the 1996 Stock Option Plan and shares of common stock under stock purchase agreements to certain employees, some of which contained repurchase provisions.  These options and shares of common stock had exercise prices below the deemed fair market value of the Company's common stock at the date of grant.  The Company's right to repurchase shares of restricted common stock lapsed as these shares became vested to the employee.  In accordance with the requirements of Accounting Principles Board ("APB") No. 25, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock options or restricted common stock and the deemed fair market value of the Company's stock at the date of grant.  This deferred stock-based compensation is amortized to expense on a straight line basis, over the period during which the Company's right to repurchase the restricted common stock lapses or the options become exercisable, generally four years.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," which require that these equity instruments be recorded at their fair value on the measurement date. The measurement of stock- based compensation is subject to periodic adjustment as the underlying equity instruments vest.

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

Stock-based compensation expense for both employee and non-employee options was recognized as follows (in thousands):

                                     Three Months Ended      Six Months Ended
                                           June 30,                June 30,
                                   ----------------------  ----------------------
                                      2005        2004        2005        2004
                                   ----------  ----------  ----------  ----------
Cost of goods sold                $       34  $       90  $       73         199
Research and development                 238         303         477         630
Sales and marketing                      392         339         769         767
General and administrative               143         380         209         761
                                   ----------  ----------  ----------  ----------
                                  $      807  $    1,112  $    1,528  $    2,357
                                   ==========  ==========  ==========  ==========

NOTE 3--Net Income Per Share:

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period less the weighted-average shares subject to repurchase. Diluted net income per share is computed by giving effect to all potentially dilutive common stock, including options, warrants and common stock subject to repurchase. For the three months ended June 30, 2005 and 2004, respectively, 147,000 and 377,000 options outstanding were not included in the computation of diluted net income per share for the Company because the effect would be antidilutive. For the six months ended June 30, 2005 and 2004, respectively, 489,000 and 263,000 options outstanding were not included in the computation of diluted net income per share for the Company because the effect would be antidilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                                                   Three Months Ended        Six Months Ended
                                                                         June 30,                  June 30,
                                                                 ----------------------    ------------------
                                                                    2005        2004         2005      2004
                                                                 ----------  ----------    --------   -------
Net income                                                      $    7,936  $    4,703    $ 14,357   $ 9,516
                                                                 ==========  ==========    ========   =======

Weighted-average shares outstanding                                 42,512      40,145      42,180    39,958
    Less: weighted-average shares subject to repurchase                 --          --          --        (4)
                                                                 ----------  ----------    --------   -------
Basic weighted-average shares outstanding                           42,512      40,145      42,180    39,954
Dilutive effect of:
    Options to purchase common stock                                 2,148       3,302       2,273     3,431
    Warrants                                                            --           5          --         5
                                                                 ----------  ----------    --------   -------
Diluted weighted-average shares outstanding                         44,660      43,452      44,453    43,390
                                                                 ==========  ==========    ========   =======

Net income per share:
    Basic                                                       $     0.19  $     0.12    $   0.34   $  0.24
                                                                 ==========  ==========    ========   =======
    Diluted                                                     $     0.18  $     0.11    $   0.32   $  0.22
                                                                 ==========  ==========    ========   =======

NOTE 4--Comprehensive Income:

The Company's unrealized gains (losses) on available-for-sale investments and cumulative translation adjustments represent the components of other comprehensive income that are excluded from net income.

The changes in the components of other comprehensive income for the periods presented are as follows (in thousands):

                                                                   Three Months Ended        Six Months Ended
                                                                        June 30,                  June 30,
                                                                 ----------------------    ------------------
                                                                    2005        2004         2005      2004
                                                                 ----------  ----------    --------   -------
Net income                                                      $    7,936  $    4,703    $ 14,357   $ 9,516
Changes in unrealized gains (losses) on available-for-sale
    investments, net of taxes                                           26         (99)          9       (89)
Translation adjustments                                             (1,590)        (81)     (2,548)     (418)
                                                                 ----------  ----------    --------   -------
Total comprehensive income                                      $    6,372  $    4,523    $ 11,818   $ 9,009
                                                                 ==========  ==========    ========   =======

The components of other comprehensive income are as follows (in thousands):

                                                                                June 30,      December 31,
                                                                                  2005           2004
                                                                              -------------  -------------
Unrealized losses on available-for-sale investments, net of taxes            $         (38) $         (47)
Translation adjustments                                                                988          3,536
                                                                              -------------  -------------
                                                                             $         950  $       3,489
                                                                              =============  =============

NOTE 5--Inventories:

Inventories consisted of the following (in thousands):

                                             June 30,     December 31,
                                               2005          2004
                                           ------------  ------------
Raw materials                             $      4,139  $      5,715
Work-in-process                                  1,781         1,042
Finished goods                                   4,379         4,700
                                           ------------  ------------
                                          $     10,299  $     11,457
                                           ============  ============

NOTE 6--Goodwill and Intangible Assets:

Changes in the carrying amount of goodwill during the six months ended June 30, 2005 are as follows (in thousands):

Goodwill at December 31, 2004             $      4,927
Foreign currency translation                      (524)
                                           ------------
Total goodwill at June 30, 2005           $      4,403
                                           ============

The components of the Company's intangible assets are as follows (in thousands):

                                             June 30,     December 31,
                                               2005          2004
                                           ------------  ------------
Other intangibles                         $        142  $        142
Foreign currency translation                        16            35
Accumulated amortization                           (74)          (65)
                                           ------------  ------------
Total other intangibles                   $         84  $        112
                                           ============  ============

Amortization expense related to the Company's other intangible assets was approximately $8,000 for both the three months ended June 30, 2005 and 2004. Amortization expense for the six months ended June 30, 2005 and 2004 was approximately $17,000 and $16,000, respectively. Based on the intangible assets balance at June 30, 2005, the Company expects to recognize amortization expense of approximately $16,000 for the remaining six months of fiscal 2005, $32,000 in 2006 and 2007, and approximately $4,000 in 2008.

NOTE 7--In-Process Research and Development:

In April 2005, the Company entered into an agreement to exclusively license, in the field of orthopaedics including all spinal applications, Dr. J. Lee Berger's portfolio of patents concerning medical devices and methods for creating voids in, or moving, tissue or bone, including platform cannulae for expandable bodies. The Company made an up-front payment of $1,000,000 in April 2005 and has agreed to provide a lifetime-capped royalty stream on any products developed that practice the licensed patent rights. The $1,000,000 payment was expensed during the three month period ended June 30, 2005 as purchased in-process research and development, as the technology acquired will be used to develop products that have not been approved for sale by regulatory authorities and have not yet reached technological feasibility.

NOTE 8--Commitments and Contingencies:

In April 2004, the Company filed two patent infringement suits against Disc-O-Tech Medical Technologies Ltd., an Israel-based company doing business in the United States as Disc Orthopaedic Technologies Inc. ("Disc-O- Tech"). The Company filed suit in the United States District Court in Delaware and in the International Trade Commission ("ITC") in Washington, D.C. In the ITC proceeding in September 2004, the ITC entered an Order barring Disc-O-Tech from all further importation of its SKy Bone Expander device into the United States and from engaging in any further sales activities and uses of such imported products, which thereby terminated the ITC proceeding in the Company's favor. In June 2005, the Delaware District court entered a Consent Judgment permanently enjoining Disc-O-Tech from further infringing the Company's patent rights with its SKy Bone Expander device or products not colorably different from the SKy Bone Expander, to take effect on July 22, 2005. This Judgement bars further importation or selling of Disc-O-Tech's SKy Bone Expander device for performing kyphoplasty in the U.S. market. This concluded the litigation in Kyphon's favor without the possibility of further trial or appeal.

From time to time, the Company may become involved in litigation relating to additional claims arising from the ordinary course of business. Management of the Company does not presently believe that the final disposition of any such litigation matters will have a material adverse affect on the Company.

In March 2005, the Company signed a lease for an additional facility in Sunnyvale, California which expires in March 2008. The total commitment is approximately $433,000 to be paid over the term of the lease.

NOTE 9--Recent Accounting Pronouncements:

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

In December 2004, the FASB originally issued SFAS No. 123(R). SFAS No. 123(R) will require companies to measure all stock-based compensation awards using a fair value-based method and record such expense in their financial statements, including grants of employee stock options. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R), as amended, will be effective for public companies for the first annual period beginning after June 15, 2005. Accordingly, the provisions of SFAS No. 123(R) will be effective January 1, 2006 for the Company. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 107, "TOPIC 14: Share-based payment." SAB No. 107 addresses the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 was effective immediately. The adoption of SFAS No. 123(R) and SAB No. 107 will decrease the Company's earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, those concerning our intentions, beliefs and expectations regarding our future growth, projections of expenses and operating results; expected reimbursement by Medicare, Medicaid and third party payors of our products; the timing and success of our clinical trials and regulatory submissions; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements; our expectations regarding our revenues and customers; our competitive position; the protection of our technology and intellectual property rights; the effects of regulation on our business; our distributors and territorial expansion efforts and our plans to pursue research, development and commercialization of additional spine products developed internally or arising from acquisitions. In some cases, forward- looking statements can be identified by the use of forward-looking terminology such as "believe," "estimate," "may," "can," "will," "could," "would," "intend," "plan," "expect," "likely," "potential," "possibility," "target" or "anticipate" or the negative of these terms or other comparable terminology. These statements are subject to risks, uncertainties and assumptions that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. The risks, uncertainties and assumptions referred to above include: our ability to develop and successfully introduce new products, product extensions and improvements, the availability of adequate physician and hospital reimbursement for kyphoplasty procedures, continued referrals by primary care physician to trained clinicians that use our products, competition in our markets and our ability, if any, to address it, any failure to maintain or obtain additional regulatory clearances or approvals, our ability to expand our manufacturing capacity and reliance on suppliers, our dependence on distributors and the impact of any acquisitions or divestitures that we may complete in the future. The reader is cautioned not to place undue reliance on these forward looking statements and projections, which reflect management's analysis only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update forward- looking statements and projections to reflect events or circumstances occurring after the date of this Form 10-Q. Management's discussion and analysis of financial condition and results of operations is organized as follows:

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
  Liquidity and capital resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of June 30, 2005.
  Recent accounting pronouncements. This section describes the issuance and effects of recent accounting pronouncements.
  Factors affecting future operating results. This section discusses the most significant factors that could affect our future financial results. The factors discussed in this section are in addition to factors that may be described in the captions discussed above and elsewhere in this report.

Executive Summary

Company Description. We are a global medical device company specializing in the design, manufacture and marketing of medical devices used to treat and restore spinal anatomy using minimally invasive technology. Our devices are presently used primarily by spine specialists including orthopaedic surgeons and neurosurgeons, interventional radiologists and interventional neuroradiologists who repair compression fractures of the spine caused by osteoporosis, trauma, cancer or benign lesions through minimally invasive spine surgeries known as kyphoplasty procedures. Our commercial products consist of our KyphX instruments used to treat spine fractures during kyphoplasty, including our proprietary KyphX balloon technology and our proprietary brands of bone filler materials. Most alternative treatments for these types of spine fractures are either highly invasive or are only pain management therapies.

Our corporate headquarters and U.S. operations are located in Sunnyvale, California, where we conduct our manufacturing, warehousing, research, regulatory and administrative activities. Outside the U.S., we operate a sales, clinical, regulatory and administrative facility in Brussels, Belgium, a research and biomaterials manufacturing facility in Rosbach, Germany, a clinical, regulatory and administrative facility in Japan, and we have direct selling operations in many of the major countries in Europe and in Canada. Our global distribution network consists of a direct sales force in excess of 320 individuals who market our products in the U.S., many of the major countries in Europe and Canada and distributors and sales agents in other countries in which we do not have a direct sales force. In Japan, we are presently focused primarily on procuring the appropriate governmental regulatory clearances and approvals necessary to market and sell our KyphX products.

Products and Significant Business Trends. Our net sales consist of the sales of our KyphX instruments including our KyphX Inflatable Bone Tamps, KyphX Inflation Syringe, KyphX Bone Access Systems, KyphX Bone Filler Device, KyphX Curettes, KyphX Bone Biopsy Device, KyphX HV-R Bone Cement, KyphX Mixer and our CE-Marked KyphOs calcium phosphate from our acquisition of Sanatis GmbH.

During the first six months of 2005, our business experienced significant growth. Net sales in the first six months of 2005 increased to $141.3 million, compared to $95.2 million in the first six months of 2004, representing growth of 48%. We trained over 1,100 physicians during the first six months of 2005, primarily in the United States and Europe. In the U.S., we added approximately 150 new hospitals to our customer base during the first six months of 2005.

In April 2004, we filed two patent infringement suits against Disc-O-Tech Medical Technologies Ltd. ("Disc-O-Tech"), an Israel-based company doing business in the United States. This is the first time we have enforced our patent rights against any entity. We filed suit in the United States District Court in Delaware and in the International Trade Commission ("ITC") in Washington, D.C. In September 2004, the ITC entered an Order barring Disc-O- Tech from all further importation of its SKy Bone Expander device into the United States and from engaging in any further sales activities and uses of such imported products, which thereby terminated the ITC proceeding in our favor. In June 2005, the Delaware District court entered a Consent Judgment permanently enjoining Disc-O-Tech from further infringing our patent rights with its SKy Bone Expander device or products not colorably different from the SKy Bone Expander, to take effect on July 22, 2005. This Judgement bars further importation or selling of Disc-O-Tech's SKy Bone Expander device for performing kyphoplasty in the U.S. market. This concluded the litigation in our favor without the possibility of further trial or appeal. Disc-O-Tech, however, remains a competitor abroad, in other jurisdictions where we have not pursued them to date, or may not be able to pursue them with our foreign patent rights.

In addition to Disc-O-Tech, several other companies either have already introduced one or more products into the U.S. and/or foreign markets to compete with our KyphX instruments for treating vertebral fractures or may be on the verge of doing so, including, in a very few instances, copies of some of our products that are apparently intended for distribution in one or more foreign markets. To the extent any competing products infringe our patents; we will consider how best to protect our market space as well as whether to take action against any potentially infringing activities. As a result, we may decide to protect and enforce our rights through litigation or other appropriate means and also may choose to take steps to address any patent rights associated with any competitive products. We likely will have to compete with these competitive products for some period of time and ultimately may not succeed in protecting or enforcing our rights. We also may not have the ability to prevent those products from remaining on the market in at least some geographic locations, and we may lose market share or have our growth impeded in those geographic markets as a result.

Effective April 1, 2005, we entered into an agreement to exclusively license, in the field of orthopaedics including all spinal applications, Dr. J. Lee Berger's portfolio of patents concerning medical devices and methods for creating voids in or moving tissue or bone, including platform cannulae for expandable bodies. Under the agreement, Dr. Berger retained all of his rights in the field of diagnosis and treatment of carpel tunnel syndrome. We made an up-front payment of $1.0 million in April 2005 and have agreed to provide a lifetime-capped royalty stream on any products developed that practice the licensed patent rights. The $1.0 million payment was expensed during the three month period ended June 30, 2005 as purchased in-process research and development, as the technology to which the license applies will be used to develop products that have not been approved for sale by regulatory authorities and have not yet reached technological feasibility. We also entered into a multi-year consulting agreement with Dr. Berger pursuant to which he will provide advice on the development of future related products.

There have been several recent developments related to reimbursement for our products. First, in May 2004, the Centers for Medicare & Medicaid Services ("CMS") ICD-9 Coordination and Maintenance Committee issued and published a recommendation for a specific ICD-9-CM in-patient procedure code for the kyphoplasty procedure. On August 11, 2004, this rule was approved and the kyphoplasty procedure was assigned ICD-9-CM code 81.66 that went into effect on October 1, 2004. This code was assigned to the following five diagnosis-related groups ("DRG") codes: 233, 234, 442, 443 and 486. DRG codes establish the payment levels that hospitals can claim reimbursement from Medicare and Medicaid and are in turn, key factors in determining reimbursement levels and ultimately the quantity of products used in procedures such as kyphoplasty. At this time, it is not yet clear how each of these codes is being applied, especially 442, 443 and 486. The distribution to each of these DRG codes is dependent on the ICD-9-CM diagnosis code.

In November 2004, CMS published the Final Rule on the Medical Hospital Outpatient Prospective System and created new and distinct hospital outpatient procedure codes for kyphoplasty, C9718 and C9719. These new C-codes are assigned to APC 51 and became effective January 1, 2005. Site-of-service is determined by the physician based on medical necessity. Although our customers and potential customers may believe that the present level of reimbursement in effect for kyphoplasty procedures performed on an outpatient basis is not sufficient, the level of reimbursement may not be increased. We continue to work with our hospital customers to collect charge data that can be presented for CMS for review so that the level of reimbursement will be appropriate with the charges associated with kyphoplasty when performed on an outpatient basis.

On a national level, the Healthcare Common Procedure Coding System ("HCPCS") National Editorial Panel established two new HCPCS "S" codes for kyphoplasty effective January 1, 2004. These S codes are intended for use by private payors, such as the Blue Cross Blue Shield Association and the Health Insurance Association of America, although no payment level is associated with these codes. In addition, policy and/or bulletin coverage has been established in 42 states, with the remaining states providing coverage on a case-by-case basis. The private payor community has also shown significant interest in establishing reimbursement policies for kyphoplasty. Specifically, Blue Cross Blue Shield has now adopted policy coverage for kyphoplasty in 34 states, and a number of private payors nationwide have also adopted policy coverage. However, there are some private payors that continue to perceive kyphoplasty as experimental and thus not subject to reimbursement. Another challenge we face is to achieve consistent and/or increased payment levels among the different insurers. We continue to focus on addressing these issues.

There was also recent progress in national reimbursement for physicians. Presently, no national Current Procedural Terminology ("CPT") code exists for spine specialist reimbursement under Medicare for performing kyphoplasty. Physicians presently must report procedures using our instruments under an unlisted CPT code. In the fourth quarter of 2004, the American Medical Association ("AMA") CPT Editorial Panel decided to support the establishment of a national CPT code for kyphoplasty. We understand that the relative value survey process involving input from the medical community regarding the kyphoplasty procedure was conducted and the resulting data were submitted to CMS for consideration. We also understand that upon conclusion of the survey process and determination of the appropriate reimbursement level by CMS, the results may be publicly communicated in the fourth quarter of 2005 in the Federal Register. Despite these developments, we cannot be certain that a CPT code for kyphoplasty with an associated value ultimately will become effective in 2006 or at all, or what level of reimbursement will be associated with procedures performed with our products as a result of this process. While we perceive this AMA CPT Editorial Panel support for the establishment of a national CPT code for kyphoplasty to be significant progress, we cannot be certain what action will ultimately be taken, or how any action taken may affect our marketplace or our business, or whether any CPT code ultimately would increase or decrease any of the spine specialist reimbursement already available. Any CPT code has at least the potential to be detrimental to spine specialist reimbursement, and thus to our revenues.

On May 24, 2005, the Medicare Coverage Advisory Committee ("MCAC") held a meeting to "review the scientific evidence on the effectiveness of surgical management of vertebral compression fractures, particularly vertebroplasty and kyphoplasty." This meeting provided an opportunity for specialty societies and clinical experts to provide further input to CMS on the clinical effectiveness of kyphoplasty and to compare the available outcomes evidence for kyphoplasty to that of conservative care. The evidence presented at the MCAC meeting demonstrated that both kyphoplasty and vertebroplasty are safe, effective, and provide net health benefits in appropriate patients. The MCAC panel vote indicated only moderate confidence in the clinical outcomes of both procedures, and revealed that the panel would have liked to have seen randomized, controlled clinical trial data for outcomes of both procedures. We believe the recent studies that were presented at the meeting as well as ongoing randomized, controlled studies that we are sponsoring but which the MCAC has not yet had the chance to consider will continue to distinguish the clinical benefits of kyphoplasty.

In Europe, kyphoplasty has been assigned a code in the recently implemented German OPS system. In other European countries, we continue to focus efforts on obtaining reimbursement coverage for the procedure, although no assurances can be provided that such efforts will result in favorable outcomes for us. We are aware that one or more competitors have attempted to adversely affect our ability to acquire timely and appropriate levels of reimbursement in several foreign countries by seeking much lower levels of reimbursement for their own competitive products that may not support the pricing or anticipated pricing of our products in those markets. We do not know whether these efforts will continue or will be effective or broad in application. We are also aware that some foreign governments, including Germany, are continuing to evaluate reimbursement coverage for kyphoplasty, which ultimately may increase or decrease the reimbursement available for procedures performed with our products. Our business could be harmed in countries where the level of reimbursement available is ultimately decreased. Notwithstanding all of these activities, we will continue to seek appropriate levels of reimbursement in those markets using appropriate measures.

We frequently evaluate potential opportunities for growth in our business by evaluating external products and technologies. While our primary focus will remain on our core business and the large opportunities the osteoporosis, cancer and trauma vertebral fracture markets present, we may choose to pursue one or more business development opportunities which we believe are appropriate initiatives for our business, even if such opportunities are outside of the field for the treatment of spinal fractures or disease states or outside of the spine itself. Some of the opportunities we are presently investigating include technologies and products that address degenerative disc disease and various cancers associated with our core market. These efforts may require us to seek additional funding and may be dilutive to our earnings.

During 2005, we continued to adjust the responsibilities of some of our executive team to better serve our needs. Rick S. Kline, with over 25 years of manufacturing and operations experience in relevant industries, joined Kyphon as Vice President, Operations and Quality effective April 11, 2005. Elizabeth A. Rothwell, our Vice President of Operations since February 2003 and our Vice President of Quality since November 2002, became our Vice President, Research and Development to lead our ongoing new product initiatives. In addition, effective August 1, 2005, Bert Vandervelde, previously Vice President & General Manager of International, was promoted to President, International with responsibility for all outside United States operations.  We may continue to make further adjustments to the responsibilities and reporting structure of our executive team as we continue to grow.

Significant Industry Factors. Our industry is impacted by numerous competitive, regulatory and other significant factors. The growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearances and compliance for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, and successfully market and distribute our products in a profitable manner. We, and the entire industry, are subject to extensive government regulation, including the United States Food and Drug Administration ("FDA"). Failure to comply with regulatory requirements could have a material adverse effect on our business. Additionally, our industry is highly competitive and our success depends on our ability to compete successfully. A detailed discussion of these and other factors is provided in the "Factors Affecting Future Operating Results" section below.

Results of Operations

Three Months Ended June 30, 2005 and June 30, 2004

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

                                                              Three Months Ended June 30,
                                                    ------------------------------------------
                                                        2005                  2004
                                                    --------------------  --------------------
                                                                 % of                  % of
                                                     Amount    Net sales   Amount    Net sales
                                                    ---------  ---------  ---------  ---------
U.S. net sales                                     $  63,697         85% $  45,045         89%
International net sales                               11,329         15%     5,700         11%
                                                    ---------  ---------  ---------  ---------
Net sales                                             75,026        100%    50,745        100%
Cost of goods sold                                     8,494         11%     6,000         12%
                                                    ---------  ---------  ---------  ---------
Gross profit                                          66,532         89%    44,745         88%
                                                    ---------  ---------  ---------  ---------
Operating expenses:
    Research and development                           6,638          9%     5,053         10%
    Sales and marketing                               36,174         48%    25,512         50%
    General and administrative                        10,343         14%     6,502         13%
    Purchased in-process research and development      1,000          1%        --         --
                                                    ---------  ---------  ---------  ---------
        Total operating expenses                      54,155         72%    37,067         73%
                                                    ---------  ---------  ---------  ---------
Income from operations                                12,377         17%     7,678         15%
Interest income and other, net                           819          1%       225          1%
                                                    ---------  ---------  ---------  ---------
Income before income taxes                            13,196         18%     7,903         16%
Provision for income taxes                             5,260          7%     3,200          7%
                                                    ---------  ---------  ---------  ---------
Net income                                         $   7,936         11% $   4,703          9%
                                                    =========  =========  =========  =========

Net Sales. Net sales increased $24.3 million, or 48%, for the three months ended June 30, 2005 as compared to the same period in 2004. The increase in net sales resulted primarily from an increase in the number of physicians trained worldwide in the use of our KyphX instruments as well as an increase in the number of kyphoplasty procedures performed by trained physicians. International sales reflected the favorable currency impact of $496,000 and $324,000 for the three months ended June 30, 2005 and 2004, respectively. No customer accounted for more than 10% of total net sales for the three months ended June 30, 2005 and 2004. As of June 30, 2005, we have trained approximately 6,800 physicians worldwide, with approximately 4,500 spine specialists in the U.S. and approximately 2,300 spine specialists internationally. We believe the total number of potential physicians who may perform kyphoplasty procedures using our products is approximately 11,000 in the U.S. Internationally, the number of physicians is less well-defined at this time, but we believe it to be more than 10,000. We have targeted a range of $304 million to $310 million in net sales of our KyphX products for 2005.

Cost of Goods Sold. Cost of goods sold consists of material, labor, subcontract, and overhead costs. Cost of goods sold increased $2.5 million, or 42%, for the three months ended June 30, 2005 as compared to the same period in 2004.  The increase in cost of goods sold in absolute dollars resulted primarily from increased material, labor, subcontract, and overhead costs in relation to the increased sales volume of our products.  However, cost of goods sold as a percentage of net sales decreased primarily as a result of fixed overhead costs being spread over increased production volume. Our cost of goods sold and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses and levels of production volume. As a percentage of net sales, we expect cost of goods sold to be in the range of 11% to 12% for the year.

Research and Development. Research and development expenses consist of costs for product research, product development, clinical functions and outside costs related to clinical trials and personnel. Research and development expenses increased $1.6 million, or 31%, for the three months ended June 30, 2005 as compared to the same period in 2004. The increase was primarily attributable to increased clinical expenses of $1.0 million, and increased personnel costs of $797,000. We expect to continue to make substantial investments in research and development and clinical expenses, and anticipate that research and development expenses for the rest of 2005 will increase in absolute dollars compared to research and development expenses for the year ended December 31, 2004. As a percentage of net sales, we anticipate our research and development expenses for our product research efforts and clinical efforts to be in the range of 9% to 10% for 2005.

Sales and Marketing. Sales and marketing expenses consist of costs for personnel, physician training programs and marketing activities. Sales and marketing expenses increased $10.7 million, or 42%, for the three months ended June 30, 2005 as compared to the same period in 2004. The increase resulted primarily from increased costs of hiring, training and compensating additional direct selling representatives of $7.6 million, increased surgeon training expenses of $577,000, increased sales travel expenses of $561,000, and increased advertising and marketing expenses of $497,000. As we continue to commercialize our KyphX instruments on a global basis during 2005, we expect to increase our sales and marketing efforts and expenditures in absolute dollars. As a percentage of net sales, we expect that our sales and marketing expenses will range between 48% and 49% during 2005.

General and Administrative. General and administrative expenses consist of personnel costs, professional service fees, expenses related to intellectual property rights and general corporate expenses. General and administrative expenses increased $3.8 million, or 59%, for the three months ended June 30, 2005 as compared to the same period in 2004. The increase resulted primarily from increased legal and accounting fees of $2.2 million, increased litigation fees of $921,000 attributable to the Disc-O-Tech litigation, and increased personnel costs of $820,000. We expect general and administrative expenses to increase in the future as we add personnel, continue to expand our patent portfolio, and incur public reporting, governmental compliance and investor-related expenses. We also expect that our general and administrative expenses will increase in absolute dollars as we expand our infrastructure. As a percentage of net sales, we expect that our general and administrative expenses will range between 11% and 12% during 2005.

Purchased In-Process Research and Development. In April 2005, we entered into an agreement to exclusively license, in the field of orthopaedics including all spinal applications, Dr. J. Lee Berger's portfolio of patents concerning medical devices and methods for creating voids in or moving tissue or bone, including platform cannulae for expandable bodies. We made an up-front payment of $1.0 million which was expensed to purchased in- process research and development during the three months ended June 30, 2005 as the technology acquired will be used to develop products that have not been approved for sale by regulatory authorities and have not yet reached technological feasibility.

Interest Income and Other, Net. Interest income and other, net, increased $594,000 for the three months ended June 30, 2005 as compared to the same period in 2004. The increase resulted primarily from increased interest income from increased cash, cash equivalents and investment balances of $144.1 million as of June 30, 2005 compared to $98.5 million as of June 30, 2004, as well as increasing interest rates.

Provision for Income Taxes. Provision for income taxes was $5.3 million for the three months ended June 30, 2005 as compared to $3.2 million for the same period in 2004. We recorded a $266,000 and $200,000 tax liability, net, for the three months ended June 30, 2005 and 2004, respectively. We believe that in 2005, our effective tax rate will be approximately 40%, even though the actual amount of taxes paid may be reduced by net operating loss and research and development tax credit carry-forwards as well as deductions due to stock option activities. Our income taxes currently payable for federal and state purposes have been reduced primarily by the tax benefits from employee stock option transactions.

Net Income. Net income for the three month ended June 30, 2005 was $7.9 million as compared to $4.7 million for the same period in 2004. Earning per diluted share was $0.18 for the three months ended June 30, 2005 as compared to $0.11 for the same period in 2004. We expect the full-year 2005 earnings per diluted share range to be $0.80 to $0.83.

Six Months Ended June 30, 2005 and June 30, 2004

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

                                                        Six Months Ended June 30,
                                                    ------------------------------------------
                                                        2005                  2004
                                                    --------------------  --------------------
                                                                 % of                  % of
                                                     Amount    Net sales   Amount    Net sales
                                                    ---------  ---------  ---------  ---------
U.S. net sales                                     $ 121,563         86% $  85,669         90%
International net sales                               19,697         14%     9,509         10%
                                                    ---------  ---------  ---------  ---------
Net sales                                            141,260        100%    95,178        100%
Cost of goods sold                                    16,419         12%    10,917         11%
                                                    ---------  ---------  ---------  ---------
Gross profit                                         124,841         88%    84,261         89%
                                                    ---------  ---------  ---------  ---------
Operating expenses:
    Research and development                          12,098          9%     9,610         10%
    Sales and marketing                               71,159         50%    47,853         50%
    General and administrative                        18,041         13%    11,342         12%
    Purchased in-process research and development      1,000         --         --         --
                                                    ---------  ---------  ---------  ---------
        Total operating expenses                     102,298         72%    68,805         72%
                                                    ---------  ---------  ---------  ---------
Income from operations                                22,543         16%    15,456         17%
Other and interest income, net                         1,344          1%       460         --
                                                    ---------  ---------  ---------  ---------
Income before income taxes                            23,887         17%    15,916         17%
Provision for income taxes                             9,530          7%     6,400          7%
                                                    ---------  ---------  ---------  ---------
Net income                                         $  14,357         10% $   9,516         10%
                                                    =========  =========  =========  =========

Net Sales. Net sales increased $46.1 million, or 48%, for the six months ended June 30, 2005 as compared to the same period in 2004. The increase in net sales resulted from an increase in the number of trained physicians worldwide as well as an increase in the number of procedures performed by trained physicians. International sales reflected the favorable currency impact of $879,000 and $854,000 for the six months ended June 30, 2005 and 2004, respectively. No customer accounted for more than 10% of total net sales for the six months ended June 30, 2005 and 2004.

Cost of Goods Sold. Cost of goods sold increased $5.5 million, or 50%, for the six months ended June 30, 2005 as compared to the same period in 2004. The increase in the cost of goods sold resulted primarily from increased material, labor, and overhead costs associated with increased sales volume of our products. As a percentage of net sales, cost of goods sold increased as a result of changes in our product mix.  In addition, the gross margin in the first quarter of 2004 benefited from favorable manufacturing absorption variances from the advance build-up of inventory in preparation for our move to new facilities in the second quarter of 2004.

Research and Development. Research and development expenses increased $2.5 million, or 26%, for the six months ended June 30, 2005 as compared to the same period in 2004. The increase primarily resulted from increased clinical expenses of $1.5 million and increased personnel costs of $1.3 million.

Sales and Marketing. Sales and marketing expenses increased $23.3 million, or 49%, for the six months ended June 30, 2005 as compared to the same period in 2004. The increase resulted primarily from increased costs of hiring, training and compensating additional direct selling representatives of $15.7 million, increased travel expenses of $2.1 million and increased advertising and promotional expenses of $1.3 million.

General and Administrative. General and administrative expenses increased $6.7 million, or 59%, for the six months ended June 30, 2005 as compared to the same period in 2004. The increase resulted primarily from increased legal and accounting fees of $2.8 million, increased litigation fees of $2.3 million, and increased personnel costs of $1.6 million.

Purchased In-Process Research and Development. In April 2005, we entered into an agreement to exclusively license, in the field of orthopaedics including all spinal applications, Dr. J. Lee Berger's portfolio of patents concerning medical devices and methods for creating voids in or moving tissue or bone, including platform cannulae for expandable bodies. We made an up-front payment of $1.0 million which has been immediately expensed to purchased in-process research and development, as the technology acquired will be used to develop products that have not been approved for sale by regulatory authorities and have not yet reached technological feasibility.

Interest Income and Other, Net. Interest income and other, net, increased $884,000 for the six months ended June 30, 2005 as compared to the same period in 2004. The increase resulted primarily from increased interest income of $969,000 from increased cash, cash equivalents and investment balances, as well as increasing interest rates, offset partially by foreign exchange losses of $114,000.

Provision for Income Taxes. Provision for income taxes was $9.5 million for the six months ended June 30, 2005 as compared to $6.4 million in the same period in 2004. We recorded a $696,000 and $400,000 tax liability, net, for the six months ended June 30, 2005 and 2004, respectively.

Net Income. Net income for the six month ended June 30, 2005 was $14.4 million as compared to $9.5 million for the same period in 2004. Earning per diluted share was $0.32 for the six months ended June 30, 2005 as compared to $0.22 for the same period in 2004.

Deferred and Stock-Based Compensation

We recorded deferred stock-based compensation on options issued prior to our initial public offering as the difference between the exercise price of options granted to employees and the deemed fair value of our common stock at the time of grant. Deferred stock-based compensation is amortized to cost of goods sold, research and development expense, sales and marketing expense and general and administrative expense as the options vest. Deferred stock-based compensation for employee stock options recorded through June 30, 2005 was $18.4 million, with accumulated amortization of $17.5 million. The remaining $892,000 will be amortized over the remaining vesting periods of the options. All option amounts are being amortized using the straight-line method. We expect to record amortization expense for deferred stock-based compensation as follows:

Year	Amount
2005 2006	$771,000 (July to December) $121,000

Stock-based compensation expense for stock options granted to non-employees is recognized as the stock options are earned. The stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. In connection with the grant of stock options to non-employees, we recorded stock-based compensation expense of approximately $292,000 and $349,000 for the three months ended June 30, 2005 and 2004, respectively. We recorded stock- based compensation expense of approximately $430,000 and $689,000 for the six months ended June 30, 2005 and 2004, respectively.

Liquidity and Capital Resources

As of June 30, 2005, we had $116.7 million of cash and cash equivalents, $27.4 million of investments (short and long-term), and working capital of $187.5 million. Our cash and cash equivalents increased during the six months ended June 30, 2005 by $29.5 million over the corresponding amount of cash and cash equivalents as of December 31, 2004.

Cash Provided by Operations. Net cash provided by operations was $24.5 million for the six months ended June 30, 2005 attributable primarily to net income of $14.4 million, adjusted for non-cash charges, primarily deferred taxes including a tax benefit from stock options of $7.3 million, and increases in accrued liabilities of $4.2 million primarily from accruals for payroll and related expenses and income taxes, offset partially by an increase in accounts receivable of $5.9 million as we increased our sales, and increases in prepaid expenses and other current assets of $3.7 million primarily from a reclassification of other receivables from long-term assets to current assets. Net cash provided by operations was approximately $14.4 million for the six months ended June 30, 2004 attributable primarily to net income of $9.5 million, adjusted for non-cash charges, primarily deferred taxes including a tax benefit from stock options of $5.5 million, and amortization of deferred stock-based compensation of $2.4 million, increases in accrued liabilities of $5.6 million primarily from accruals for payroll and related expenses, offset partially by the increase in accounts receivable of $7.7 million and increase in inventories of $2.1 million as we increased our net sales.

Cash Used in Investing Activities. Net cash used in investing activities was $3.4 million for the six months ended June 30, 2005 and resulted primarily from the purchase of property and equipment, primarily information systems to improve our infrastructure and operating efficiencies. In addition, cash used in investing activities includes the payment of $1.0 million for Dr. J. Lee Berger's portfolio of patents. Net cash used in investing activities was $3.1 million for the six months ended June 30, 2004 and primarily reflected purchases of property and equipment due to the outfitting of our Sunnyvale facility.

Cash Provided by Financing Activities. Net cash provided by financing activities was $8.7 million during the six months ended June 30, 2005 and was attributable to proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan. Net cash provided by financing activities was $4.0 million during the six months ended June 30, 2004 and was attributable to proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan.

We expect to increase capital expenditures consistent with our anticipated growth in manufacturing, infrastructure and personnel as well as revisions and upgrades to our facilities. We also may increase the amount of cash we use as we expand our product lines or invest in new markets or businesses.

Contractual Cash Obligations. At June 30, 2005 we had contractual cash obligations as follows (in thousands):

                                              Payment Due by Periods
                          -----------------------------------------------------------------------
                                    Remainder of
                           Total      2005      2006      2007      2008      2009    After 2009
                          --------  --------  --------  --------  --------  --------  -----------
Operating leases          $ 19,323  $  1,163  $  2,234  $  2,206  $  2,095  $  2,154  $     9,471
Consulting agreement           275        50       100       100        25        --           --
Asset retirement obligation    229        --        --        --        --        --          229
                          --------  --------  --------  --------  --------  --------  -----------
Total commitments         $ 19,827  $  1,213  $  2,334  $  2,306  $  2,120  $  2,154  $     9,700
                          ========  ========  ========  ========  ========  ========  ===========

The amounts reflected in the table above for operating leases represent aggregate future minimum lease payments and asset retirement obligations under non-cancellable facility leases. Portions of these payments are denominated in foreign currencies and were translated in the tables above based on their respective U.S. dollar exchange rates at June 30, 2005. These future payments are subject to foreign currency exchange rate risk.

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

Stock Repurchase. Our Board of Directors approved a stock repurchase program on November 7, 2002 pursuant to which up to 2,000,000 shares of our outstanding common stock may be repurchased. The duration of the repurchase program is open-ended. Under the program, we may purchase shares of common stock through open market transactions at prices deemed appropriate by Management and the Board of Directors. The purchases will be funded from available working capital. In 2002, we repurchased 30,000 shares pursuant to this repurchase program. We have not repurchased any of our common stock since 2002.

Summary. We believe our current cash, cash equivalents, investments, and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If existing cash, cash equivalents, and cash generated from operations are insufficient to satisfy our liquidity requirements, whether as a result of possible increased capital expenditures, expansion of product lines or investment in new markets or businesses, or for other reasons related to our business, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock, and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

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

In December 2004, the FASB originally issued SFAS No. 123(R). SFAS No. 123(R) will require companies to measure all stock-based compensation awards using a fair value-based method and record such expense in their financial statements, including grants of employee stock options. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective for our quarterly report for the period ending March 31, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 107, "TOPIC 14: Share-based payment." SAB No. 107 addresses the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 was effective immediately. The adoption of SFAS No. 123(R) and SAB No. 107 will decrease our earnings.

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

Physicians and hospitals are currently eligible for reimbursement by Medicare at varying payment levels in all 50 states and in the District of Columbia when kyphoplasty is performed using our KyphX instruments. In some cases, physicians performing a procedure using our instruments have not been reimbursed, either adequately or at all. In addition, some physicians and hospitals in some states believe that the level of reimbursement they receive is too low to justify performing kyphoplasty. Reimbursement for competing procedures, such as vertebroplasty, may also continue to be perceived in some cases as more favorable for the physician or hospital than that available for using our products and thus may reduce the frequency with which kyphoplasty procedures using our products are performed.

Currently, Medicare reimburses physicians who use our KyphX instruments on a state-by-state basis. This form of reimbursement is not uniform across all states because there is presently no national CPT code or associated national payment rate relating to kyphoplasty procedures using our instruments. In the fourth quarter of 2004, the AMA CPT Editorial Panel decided to support the establishment of a national CPT code for kyphoplasty. The relative value survey process involving input from the medical community regarding the kyphoplasty procedure has been conducted and the information has been submitted to CMS. We understand that upon conclusion of the survey process and determination of the appropriate reimbursement level by CMS, the results may be publicly communicated in the fourth quarter of 2005 in the Federal Register. Despite these developments, we cannot be certain that a CPT code for kyphoplasty with an associated value ultimately will become effective in 2006 or at all. We also cannot assure you that establishment of a national CPT code, if any, would not adversely affect our business since the reimbursement level associated with the national CPT code could be less than what physicians in some or all states are presently receiving and thus could make surgery with our products less attractive, which would harm our revenues. Continued adoption of our KyphX instruments by the medical community may be adversely impacted if physicians perceive they do not receive sufficient reimbursement from payors for their services in performing the procedures using our instruments. If physicians or hospitals are unable to obtain adequate reimbursement for procedures in which our KyphX instruments are used, we may be unable to sell our instruments and our business could suffer.

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

Differences in the amount of reimbursement presently available for our procedures based on site-of-service may increase our exposure under regulations governing reimbursement claims made to Medicare and Medicaid, which may harm our business and cause our stock price to decline.

Presently, the amount of facility reimbursement available for kyphoplasty performed on an out-patient basis is significantly less than that available for kyphoplasty performed on an in-patient basis, with an overnight stay. While a treating physician may decide to perform kyphoplasty on either an in-patient or an out-patient basis based on the standard of "medical necessity," the difference in reimbursement available could influence, or be alleged to influence, the treatment decision, which may subject us to an increased risk of investigation and enforcement under relevant federal regulations. While we educate and train our employees on how to interact appropriately with healthcare providers on these issues, we cannot assure you that we will not be subject to any future investigation or enforcement activity relating to site of service provisioning, which could significantly affect our business and cause our stock price to decline.

We may be encompassed by recently increased investigations and enforcement activities against medical device manufacturers by the U.S. government in connection with the industry's interactions with healthcare professionals, which may harm our business and cause our stock price to decline even if we are found to be conducting our business appropriately.

Federal regulators recently issued subpoenas to at least five companies in the orthopaedics industry, of which we are a part. We believe these subpoenas were aimed at investigating those companies' interactions with healthcare professionals as related to the federal anti-kickback laws. While we educate and train our employees on how to interact appropriately with healthcare providers under those and related laws, we cannot assure you that we will not be subject to any future investigation or enforcement activity based on the actions of our employees, which could significantly affect our business and cause our stock price to decline.

If primary care physicians are unwilling or unable to refer patients to trained clinicians that use our products to perform kyphoplasty, our revenues will suffer and our business may not expand or may decline.

A key element of our business strategy is to educate primary care physicians and spine specialists on the use of our KyphX instruments as an alternative to conventional spine fracture treatment and conservative pain management therapies. We believe primary care is an important source of patient referral, therefore, it is important to educate them about our products and the clinical outcome of the kyphoplasty procedure. We believe that primary care physicians and spine specialists may not widely adopt our products unless they determine, based on experience, clinical data and published, peer-reviewed journal articles, that our products provide benefits or an attractive alternative to conventional treatments of spine fractures. In addition, we believe that recommendations and support of our products by influential practitioners are essential for market acceptance and adoption of our products. If we are unable to have continued referrals from primary care physicians, then our future growth will be harmed and our business may decline.

Because we may face significant competition from other companies with greater resources or superior technology than we have, we may be unable to maintain our competitive position and sales of our KyphX instruments may decline.

The market for medical devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. While the direct competition we have faced to date has been limited, we are aware that several companies, some with more resources than ours, are developing and may already be introducing products to directly compete with ours in similar procedures, both in the United States and abroad, including, in some instances, copies of our technology for distribution in one or more foreign markets. Some of these competitors' products may be successful as a result of greater efficacy, less expensive alternatives to our products, or some other advantage that makes their products more attractive than ours, which could significantly impact our reimbursement levels, anticipated revenues and future growth. Our industry also includes large pharmaceutical companies that are developing drug products that may reduce the incidence of osteoporosis and cancer and, therefore, the market for our KyphX instruments. Our ability to compete successfully depends in part on our ability to respond quickly to medical and technological changes and user preferences through the development and introduction of new products that are of high quality and that address patient and surgeon requirements. We compete with many larger companies that enjoy competitive advantages, including:

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

We believe that the proprietary technology embodied in our instruments and methods gives us a competitive advantage. Maintaining this competitive advantage is important to our future success. We rely on patent protection in the U.S. and abroad, as well as on a combination of copyright, trade secret and trademark laws, to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our patents may be challenged, invalidated or circumvented by third parties. Our two earliest patents, which we believe provide broad protection to our technology, expire no later than February 2009. Our patent applications may not issue as patents at all or in a form that will be advantageous to us. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees and current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States and may permit others to copy our products abroad without effective recourse. We have recently detected what we believe are the first attempts to copy some of our products for distribution in one or more foreign countries. In addition, in many foreign jurisdictions, we have either acquired patent protection that is narrower in scope than our corresponding protection in the U.S. or chosen, for various business reasons, not to pursue any patent protection at all. We also may not have the ability to prevent infringing products from remaining on the market in at least some geographic locations, and we may lose market share or have our growth impeded in those geographic markets as a result. To protect our rights, we may in the future initiate other claims or litigation against third parties for infringement of our proprietary rights, in order to protect our rights or further determine the scope and validity of our intellectual property protection. We may also begin one or more patent proceedings in various administrative agencies and patent offices to protect our patent rights and prevent them from being undermined by our competitors' patent filings. If we decide to enforce our intellectual property rights to prevent or inhibit appropriation of our technology by competitors, that process will be expensive and time consuming to litigate or otherwise dispose of, will divert management's attention from our core business, and may harm our business if we do not prevail.

Our instruments could infringe on the intellectual property rights of others, which may lead to costly litigation, payment of substantial damages or royalties and/or our inability to use essential technologies.

The medical device industry has been characterized by extensive litigation and administrative proceedings regarding patents and other intellectual property rights. Whether a medical device infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Our competitors may assert that our instruments and methods infringe their patents, especially as we expand our business into other areas of technology for diagnosis and treatment of spinal conditions. From time to time, we receive correspondence from various third parties accusing us of infringing their patents or inviting us to license their patents. In addition, they may claim that their patents have priority over ours because they invented first or their patents were filed or issued first. Because patent applications can take many years to issue, there may be applications now pending of which we may be aware or unaware, which may later result in issued patents that our instruments or methods may infringe. There could also be existing patents that one or more of our instruments or methods may inadvertently be infringing. As the number of competitors in the market for minimally invasive spine disorder treatments grows, the possibility of a patent infringement claim against us increases.

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

Sales outside of the United States account for a significant percentage of our revenues and we intend to continue to expand our presence in international markets. International net sales accounted for $19.7 million, or approximately 14% of total net sales, for the six months ended June 30, 2005. Our international operations and sales are subject to a number of further risks in addition to those faced for our business, generally including:

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

With the present exception of some of the larger countries in Europe and in Canada, we sell our KyphX instruments in foreign markets through distributors and sales agents. To the extent we rely on distributors, our success will depend upon the efforts of others, over which we may have little control. We recently terminated our relationship with distributors in several foreign jurisdictions and are in the process of establishing, or have already established, new relationships in those and other geographic regions. We may also terminate or modify other distribution relationships in further geographic locations in the future. If we lose a distributor or a distributor fails to perform, our revenues will be harmed in those geographies, and the market for our products may also be harmed in those geographies as a result of the distributor's or agent's actions.

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

Our world-wide direct sales organization has increased from approximately 31 employees in October 2000 to over 320 employees in June 2005, which we believe represents significant growth over a relatively short period of time. Our world-wide organization as a whole has increased from approximately 131 employees in October 2000 to approximately 800 employees in June 2005. We intend to continue growing rapidly. The growth that we have experienced, and in the future likely will experience, provides challenges to our organization, requiring us to rapidly expand our personnel and manufacturing operations. We may not be able to hire sufficient personnel to meet our growth goals or may have difficulty managing such rapid growth. As a result, our failure to recruit additional sales and other personnel may result in our inability to meet our projections. Future growth may strain our infrastructure, operations, product development and other managerial and operating resources. If our business resources become strained, we may not be able to deliver instruments in a timely manner.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest-rate risk as of June 30, 2005 is related primarily to our investment portfolio. Our investment portfolio includes fixed- rate debt instruments of the U.S. government and its agencies and high quality corporate issuers. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally held to maturity and the weighted average duration of our investments is 12 months or less. Due to the short-term nature of these investments, we believe we have no material exposure to interest-rate risk arising from our investments.

We have operated mainly in the United States, and 86%, and 90% our sales were made in U.S. dollars for the six months ended June 30, 2005 and 2004, respectively. The majority of our international sales are derived from European Union countries and are denominated in the Euro. Monthly income and expense from our European operations are translated using average rates for the month and balance sheets are translated using rates in effect on the balance sheet date. Differences are recorded within stockholders' equity as a component of accumulated other comprehensive income or to the income statement, as applicable. We believe we have no material exposure to foreign currency exchange rate risk arising from these circumstances.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2004, we filed two patent infringement suits against Disc-O- Tech, an Israel-based company doing business in the United States. This is the first time we have enforced our patent rights against any entity. We filed suit in the United States District Court in Delaware and in the ITC in Washington, D.C. In September 2004, the ITC entered an Order barring Disc-O-Tech from all further importation of its SKy Bone Expander device into the United States and from engaging in any further sales activities and uses of such imported products, which thereby terminated the ITC proceeding in our favor. In June 2005, the Delaware District court entered a Consent Judgment permanently enjoining Disc-O-Tech from further infringing our patent rights with its SKy Bone Expander device or products not colorably different from the SKy Bone Expander, to take effect on July 22, 2005. This Judgement bars further importation or selling of Disc-O-Tech's SKy Bone Expander device for performing kyphoplasty in the U.S. market. This concluded the litigation in our favor without the possibility of further trial or appeal. Disc-O-Tech, however, remains a competitor abroad, in other jurisdictions where we have not pursued them to date, or may not be able to pursue them with our foreign patent rights.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an annual meeting on June 16, 2005 at our corporate headquarters in Sunnyvale, California. The first item of business was the election of three Class III directors. The nominees elected were James T. Treace, Elizabeth H. Weatherman and Louis J. Lavigne, Jr. All nominees were elected by a majority of votes present at the meeting as follows:

Name	Votes For	Votes Withheld
James T. Treace	38,783,647	758,511
Elizabeth H. Weatherman	38,685,434	856,724
Louis J. Lavigne, Jr.	39,305,215	236,943

Directors Richard W. Mott, Karen D. Talmadge, Ph.D., Stephen M. Campe, Douglas W. Kohrs and Jack W. Lasersohn also continued in office following the annual meeting.

The appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ended December 31, 2005, was ratified with 39,365,044 votes in favor, 171,789 against and 5,325 abstentions.

ITEM 5. OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the "Act"), we are required to disclose the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee has approved the engagement of PricewaterhouseCoopers LLP for the following non-audit services: (1) various tax matter consultations concerning foreign, U.S. federal and state taxes; and (2) the preparation of federal and state income tax returns.

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

Kyphon Inc.
Date: August 5, 2005	By: /s/ Richard W. Mott Richard W. Mott President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 5, 2005	By: /s/ Arthur T. Taylor Arthur T. Taylor Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)