Form 10-Q
period 2005-11-01
KYPHON INC
filed 2005-11-02
CIK 1123313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12(b)-2 of the Exchange Act). YES    ☒        NO    ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES    ☐        NO    ☒

Class	Shares Outstanding at October 26, 2005
Common Stock, $0.001 par value	43,485,539

KYPHON INC.
FORM 10-Q
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KYPHON INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

                                                                   Three Months Ended           Nine Months Ended
                                                                       September 30,               September 30,
                                                                 ------------------------    -------------------------
                                                                    2005         2004           2005          2004
                                                                 -----------  -----------    -----------   -----------
Net sales                                                       $    79,014  $    55,811    $   220,274   $   150,989
Cost of goods sold                                                    9,456        6,247         25,875        17,164
                                                                 -----------  -----------    -----------   -----------
Gross profit                                                         69,558       49,564        194,399       133,825
                                                                 -----------  -----------    -----------   -----------
Operating expenses:
    Research and development                                          6,415        5,604         18,513        15,214
    Sales and marketing                                              36,151       26,855        107,310        74,708
    General and administrative                                        8,280        7,216         26,321        18,558
    Purchased in-process research and development                        --           --          1,000            --
                                                                 -----------  -----------    -----------   -----------
        Total operating expenses                                     50,846       39,675        153,144       108,480
                                                                 -----------  -----------    -----------   -----------
Income from operations                                               18,712        9,889         41,255        25,345
Interest income and other, net                                        1,212          343          2,556           803
                                                                 -----------  -----------    -----------   -----------
Income before income taxes                                           19,924       10,232         43,811        26,148
Provision for income taxes                                            8,170        4,100         17,700        10,500
                                                                 -----------  -----------    -----------   -----------
Net income                                                      $    11,754  $     6,132    $    26,111   $    15,648
                                                                 ===========  ===========    ===========   ===========
Net income per share:
    Basic                                                       $      0.27  $      0.15    $      0.61   $      0.39
                                                                 ===========  ===========    ===========   ===========
    Diluted                                                     $      0.26  $      0.14    $      0.58   $      0.36
                                                                 ===========  ===========    ===========   ===========
Weighted-average shares outstanding:
    Basic                                                            43,195       40,733         42,522        40,216
                                                                 ===========  ===========    ===========   ===========
    Diluted                                                          45,898       43,734         45,035        43,503
                                                                 ===========  ===========    ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

                                                                              September 30,   December 31,
                                                                                  2005           2004
                                                                              -------------  -------------
Assets
Current assets:
   Cash and cash equivalents                                                 $     131,700  $      87,236
   Investments                                                                      34,966         24,421
   Accounts receivable, net                                                         48,180         42,347
   Inventories                                                                       9,689         11,457
   Prepaid expenses and other current assets                                         7,408          4,521
   Deferred tax assets                                                              13,135         13,537
                                                                              -------------  -------------
      Total current assets                                                         245,078        183,519
Investments                                                                          4,501          4,142
Property and equipment, net                                                         14,850         12,728
Goodwill and other intangible assets, net                                            4,465          5,039
Deferred tax assets                                                                  4,009          4,009
Other assets                                                                         2,677          3,952
                                                                              -------------  -------------
      Total assets                                                           $     275,580  $     213,389
                                                                              =============  =============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                          $       5,595  $       5,544
   Accrued liabilities                                                              30,586         24,049
                                                                              -------------  -------------
      Total current liabilities                                                     36,181         29,593
Deferred rent and other                                                              3,828          4,161
                                                                              -------------  -------------
      Total liabilities                                                             40,009         33,754
                                                                              -------------  -------------
Commitments and contingencies (Notes 7 and 8)

Stockholders' equity:
   Common stock, $0.001 par value per share                                             43             41
   Additional paid-in capital                                                      220,269        189,410
   Treasury stock, at cost                                                            (201)          (201)
   Deferred stock-based compensation, net                                             (423)        (2,113)
   Accumulated other comprehensive income                                              763          3,489
   Retained earnings (accumulated deficit)                                          15,120        (10,991)
                                                                              -------------  -------------
      Total stockholders' equity                                                   235,571        179,635
                                                                              -------------  -------------
      Total liabilities and stockholders' equity                             $     275,580  $     213,389
                                                                              =============  =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

                                                                                          Nine Months Ended
                                                                                               September 30,
                                                                                      ----------------------
                                                                                         2005        2004
                                                                                      ----------  ----------
Cash flows from operating activities:
    Net income                                                                       $   26,111  $   15,648
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Provision for accounts receivable allowances                                    704         310
            Provision for excess and obsolete inventories                                   652         158
            Depreciation and amortization                                                 3,082       2,343
            Provision for deferred taxes including tax benefits from stock options       13,124       8,551
            Loss on disposal of property and equipment                                      130          --
            Amortization of deferred stock-based compensation                             2,403       3,255
            Write-off of in-process research and development                              1,000          --
            Changes in operating assets and liabilities:
                Accounts receivable                                                      (8,013)    (11,020)
                Inventories                                                                 366      (3,810)
                Prepaid expenses and other current assets                                (2,675)        854
                Other assets                                                              1,201        (997)
                Accounts payable                                                            159         695
                Accrued liabilities                                                       7,036       7,718
                Deferred rent and other                                                     (44)        937
                                                                                      ----------  ----------
                        Net cash provided by operating activities                        45,236      24,642
                                                                                      ----------  ----------
Cash flows from investing activities:
    Acquisition of property and equipment                                                (5,593)     (5,454)
    Maturities and sales of investments                                                  26,150      11,945
    Purchase of investments                                                             (37,408)    (12,687)
    Payment for technology license                                                       (1,000)         --
                                                                                      ----------  ----------
                        Net cash used in investing activities                           (17,851)     (6,196)
                                                                                      ----------  ----------
Cash flows from financing activities:
    Proceeds from issuance of common stock                                                4,697       3,421
    Proceeds from exercise of stock options                                              12,710       4,478
                                                                                      ----------  ----------
                        Net cash provided by financing activities                        17,407       7,899
                                                                                      ----------  ----------
Effect of foreign exchange rate changes on cash and cash equivalents                       (328)        (60)
                                                                                      ----------  ----------
Net increase in cash and cash equivalents                                                44,464      26,285
Cash and cash equivalents at beginning of period                                         87,236      57,494
                                                                                      ----------  ----------
Cash and cash equivalents at end of period                                           $  131,700  $   83,779
                                                                                      ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1-Organization, Basis of Presentation, and Significant Accounting Policies:

Organization

Kyphon Inc. ("Kyphon" or the "Company") is a medical device company focused on the design, manufacture and marketing of instruments used in minimally invasive therapies by surgeons and their patients for the treatment and restoration of spinal anatomy. The Company is currently commercializing surgical tools that use its proprietary balloon technologies for the repair of spinal fractures. The Company markets its products through sales representatives in the United States ("U.S."), and through a combination of sales representatives, distributors and agents in its international markets. The Company is headquartered in Sunnyvale, California, and has subsidiaries in many of the major countries in Europe, in Canada, in Japan and in Australia.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any future period. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 2004.

Significant Accounting Policies

The Company's significant accounting policies are disclosed in the Company's Form 10-K for the year ended December 31, 2004 and have not changed significantly as of September 30, 2005.

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

                                                                   Three Months Ended          Nine Months Ended
                                                                        September 30,               September 30,
                                                                 ------------------------    -------------------------
                                                                    2005         2004           2005          2004
                                                                 -----------  -----------    -----------   -----------
Net income, as reported                                         $    11,754  $     6,132    $    26,111   $    15,648
Add:  Stock-based employee compensation expense
    included in reported net income, net of related taxes               260          416            919         1,417
Deduct:  Total stock-based employee compensation
    expense, determined under fair value based
    method for all awards, net of related taxes                      (4,665)      (2,913)       (11,118)       (7,297)
                                                                 -----------  -----------    -----------   -----------
Pro forma net income                                            $     7,349  $     3,635    $    15,912   $     9,768
                                                                 ===========  ===========    ===========   ===========
Net income per share
  Basic:
    As reported                                                 $      0.27  $      0.15    $      0.61   $      0.39
                                                                 ===========  ===========    ===========   ===========
    Pro forma                                                   $      0.17  $      0.09    $      0.37   $      0.24
                                                                 ===========  ===========    ===========   ===========
  Diluted:
    As reported                                                 $      0.26  $      0.14    $      0.58   $      0.36
                                                                 ===========  ===========    ===========   ===========
    Pro forma                                                   $      0.16  $      0.08    $      0.35   $      0.22
                                                                 ===========  ===========    ===========   ===========

In December 2004, the Financial Accounting Standards Board ("FASB") originally issued SFAS No. 123(R), "Share-Based Payment (revised 2004)." SFAS No. 123(R) requires companies to measure all stock-based compensation awards using a fair value-based method and record the related expense in their financial statements, including grants of employee stock options. SFAS No. 123(R), as amended, is effective for public companies for the first annual period beginning after June 15, 2005 (See Note 9).

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

Stock-based compensation expense related to stock options granted to non- employees is recognized as the stock options are earned. The options generally vest ratably over four years. The values attributable to these options have been amortized over the service period on a graded vesting method, and the vested portion of these options is remeasured at each vesting date. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received.

Stock-based compensation expense for both employee and non-employee options was recognized as follows (in thousands):

                                     Three Months Ended      Nine Months Ended
                                           September 30,           September 30,
                                   ----------------------  ----------------------
                                      2005        2004        2005        2004
                                   ----------  ----------  ----------  ----------
Cost of goods sold                $       33  $       78  $      106         277
Research and development                 240         269         717         899
Sales and marketing                      388         319       1,157       1,086
General and administrative               214         232         423         993
                                   ----------  ----------  ----------  ----------
                                  $      875  $      898  $    2,403  $    3,255
                                   ==========  ==========  ==========  ==========

NOTE 3--Net Income Per Share:

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period less the weighted-average shares subject to repurchase. Diluted net income per share is computed by giving effect to all potentially dilutive common stock, including options, warrants and common stock subject to repurchase. For the three months ended September 30, 2005 and 2004, 56,000 and 695,000, respectively, options outstanding were not included in the computation of diluted net income per share for the Company because the effect would be antidilutive. For the nine months ended September 30, 2005 and 2004, 331,000 and 393,000, respectively, options outstanding were not included in the computation of diluted net income per share for the Company because the effect would be antidilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                                                   Three Months Ended          Nine Months Ended
                                                                         September 30,               September 30,
                                                                 ------------------------    -------------------------
                                                                    2005         2004           2005          2004
                                                                 -----------  -----------    -----------   -----------
Net income                                                      $    11,754  $     6,132    $    26,111   $    15,648
                                                                 ===========  ===========    ===========   ===========

Weighted-average shares outstanding                                  43,195       40,733         42,522        40,219
    Less: weighted-average shares subject to repurchase                  --           --             --            (3)
                                                                 -----------  -----------    -----------   -----------
Basic weighted-average shares outstanding                            43,195       40,733         42,522        40,216
Dilutive effect of:
    Options to purchase common stock                                  2,703        2,997          2,513         3,282
    Warrants                                                             --            4             --             5
                                                                 -----------  -----------    -----------   -----------
Diluted weighted-average shares outstanding                          45,898       43,734         45,035        43,503
                                                                 ===========  ===========    ===========   ===========

Net income per share:
    Basic                                                       $      0.27  $      0.15    $      0.61   $      0.39
                                                                 ===========  ===========    ===========   ===========
    Diluted                                                     $      0.26  $      0.14    $      0.58   $      0.36
                                                                 ===========  ===========    ===========   ===========

NOTE 4--Comprehensive Income:

The Company's unrealized gains (losses) on available-for-sale investments and cumulative translation adjustments represent the components of other comprehensive income that are excluded from net income.

The changes in the components of other comprehensive income for the periods presented are as follows (in thousands):

                                                                   Three Months Ended          Nine Months Ended
                                                                        September 30,               September 30,
                                                                 ------------------------    -------------------------
                                                                    2005         2004           2005          2004
                                                                 -----------  -----------    -----------   -----------
Net income                                                      $    11,754  $     6,132    $    26,111   $    15,648
Changes in unrealized gains (losses) on available-for-sale
    investments, net of taxes                                            16           23             25           (66)
Translation adjustments                                                (203)         290         (2,751)         (128)
                                                                 -----------  -----------    -----------   -----------
Total comprehensive income                                      $    11,567  $     6,445    $    23,385   $    15,454
                                                                 ===========  ===========    ===========   ===========

The components of other comprehensive income are as follows (in thousands):

                                                                              September 30,   December 31,
                                                                                  2005           2004
                                                                              -------------  -------------
Unrealized losses on available-for-sale investments, net of taxes            $         (22) $         (47)
Translation adjustments                                                                785          3,536
                                                                              -------------  -------------
                                                                             $         763  $       3,489
                                                                              =============  =============

NOTE 5--Inventories:

Inventories consisted of the following (in thousands):

                                           September 30,  December 31,
                                               2005          2004
                                           ------------  ------------
Raw materials                             $      4,352  $      5,715
Work-in-process                                  1,511         1,042
Finished goods                                   3,826         4,700
                                           ------------  ------------
                                          $      9,689  $     11,457
                                           ============  ============

NOTE 6--Goodwill and Intangible Assets:

Changes in the carrying amount of goodwill during the nine months ended September 30, 2005 are as follows (in thousands):

Goodwill at December 31, 2004             $      4,927
Foreign currency translation                      (538)
                                           ------------
Total goodwill at September 30, 2005      $      4,389
                                           ============

The components of the Company's intangible assets are as follows (in thousands):

                                           September 30,  December 31,
                                               2005          2004
                                           ------------  ------------
Other intangibles                         $        142  $        142
Foreign currency translation                        16            35
Accumulated amortization                           (82)          (65)
                                           ------------  ------------
Total other intangibles                   $         76  $        112
                                           ============  ============

Amortization expense related to the Company's other intangible assets was approximately $8,000 for both the three months ended September 30, 2005 and 2004. Amortization expense for the nine months ended September 30, 2005 and 2004 was approximately $25,000 and $24,000, respectively. Based on the intangible assets balance at September 30, 2005, the Company expects to recognize amortization expense of approximately $8,000 for the remaining three months of fiscal 2005, $32,000 in 2006 and 2007, and approximately $4,000 in 2008.

NOTE 7--In-Process Research and Development:

In April 2005, the Company entered into an agreement to exclusively license, in the field of orthopaedics including all spinal applications, Dr. J. Lee Berger's portfolio of patents concerning medical devices and methods for creating voids in, or moving, tissue or bone, including platform cannulae for expandable bodies. The Company made an up-front payment of $1,000,000 in April 2005 and has agreed to provide a lifetime-capped royalty stream on any products that may be developed that practice the licensed patent rights. The $1,000,000 payment was immediately expensed as purchased in-process research and development, as the technology acquired may be used to develop products that have not been approved for sale by regulatory authorities and have not yet reached technological feasibility. In conjunction with the license agreement, the Company entered into a consulting agreement with Dr. J. Lee Berger for services pertaining to research and development in the area of spinal surgery.  Dr. J. Lee Berger will be paid $100,000 per year for a period of three years in exchange for these services.

NOTE 8--Commitments and Contingencies:

In April 2004, the Company filed two patent infringement suits against Disc-O-Tech Medical Technologies Ltd., an Israel-based company doing business in the United States as Disc Orthopaedic Technologies Inc. ("Disc-O- Tech"). The Company filed suit in the United States District Court in Delaware and in the International Trade Commission ("ITC") in Washington, D.C. In the ITC proceeding in September 2004, the ITC entered an Order barring Disc-O-Tech from all further importation of its SKy Bone Expander device into the United States and from engaging in any further sales activities and uses of such imported products, thereby terminating the ITC proceeding in the Company's favor. In June 2005, the Delaware District court entered a Consent Judgment permanently enjoining Disc-O-Tech from further infringing the Company's patent rights with its SKy Bone Expander device or products not colorably different from the SKy Bone Expander, which took effect on July 22, 2005. This Consent Judgement bars further importation or selling of Disc-O-Tech's SKy Bone Expander device or colorable variations of that device for performing kyphoplasty in the US market. This concluded the litigation in the Company's favor without the possibility of further trial or appeal.

In October 2005, the Company filed suit for patent infringement against a Korean-based company in the Seoul Central District Court in Seoul, Korea, to protect the Company's Korean patent rights and ability to continue to provide products to the Korean market without inappropriate interference. No provision for any liability that may result upon the resolution of this matter has been made in the accompanying financial statements.

From time to time, the Company may become involved in litigation relating to additional claims arising from the ordinary course of business. Management does not know whether the final disposition of any such litigation matters will have a material adverse affect on the Company.

From March through October 2005, the Company entered into several facility lease agreements with terms which expire through August 2014. The total commitment under these lease agreements is approximately $5,908,000 to be paid over the terms of the lease. Under the terms of one of the facility leases, the Company is obliged to increase the amount of its irrevocable standby letter of credit previously provided to the landlord pursuant to the lease agreement by $105,000 to $1,105,000.

NOTE 9--Recent Accounting Pronouncements:

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4." SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify those abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. Accordingly, the provisions of SFAS No. 151 will be effective January 1, 2006 for the Company. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's consolidated financial statements.

In December 2004, the FASB originally issued SFAS No. 123(R). SFAS No. 123(R) will require companies to measure all stock-based compensation awards using a fair value-based method and record such expense in their financial statements, including grants of employee stock options. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R), as amended, is effective for public companies for the first annual period beginning after June 15, 2005. Accordingly, the provisions of SFAS No. 123(R) will be effective January 1, 2006 for the Company. In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, "TOPIC 14: Share-based payment." SAB No. 107 addresses the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 was effective immediately. The adoption of SFAS No. 123(R) and SAB No. 107 will decrease the Company's earnings.

In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN No. 47"), "Accounting for Conditional Retirement Obligations-an interpretation of SFAS No. 143." FIN No. 47 clarifies the timing of when a liability should be recognized for legal obligations associated with the retirement of a tangible long-lived asset. In addition, FIN No. 47 clarifies the treatment when there is insufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than December 31, 2005. Retrospective application for interim financial information is permitted but is not required. The adoption of FIN No. 47 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2005, the EITF reached a consensus on Issue No. 05-6 ("EITF No. 05-6"), "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination." EITF No. 05-6 clarifies that the amortization period for leasehold improvements acquired in a business combination or placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals that are reasonably assured of exercise at the time of the acquisition. The consensus is to be applied prospectively to leasehold improvements purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF No. 05-6 did not have a material impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, those concerning our intentions, beliefs and expectations regarding our future growth, projections of expenses and operating results; expected reimbursement by Medicare, Medicaid and third party payors of our products; the timing and success of our clinical trials and regulatory submissions; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements; our expectations regarding our revenues and customers; our competitive position; the protection of our technology and intellectual property rights; the effects of regulation on our business; our distributors and territorial expansion efforts and our plans to pursue research, development and commercialization of additional spine products developed internally or arising from acquisitions. In some cases, forward- looking statements can be identified by the use of forward-looking terminology such as "believe," "may," "can," "if," "will," "could," "would," "might," "intend," "plan," "expect," "likely," "potential," "possibility," "target" or "anticipate" or the negative of these terms or other comparable terminology. These statements are subject to risks, uncertainties and assumptions that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. The risks, uncertainties and assumptions referred to above include: our ability to develop and successfully introduce new products, product extensions and improvements, the availability of adequate physician and hospital reimbursement for kyphoplasty procedures, continued referrals by primary care physicians to trained clinicians that use our products, competition in our markets and our ability, if any, to address it, any failure to maintain or obtain additional regulatory clearances or approvals, our ability to expand our manufacturing capacity and reliance on suppliers, our dependence on distributors and the impact of any acquisitions or divestitures that we may complete in the future. The reader is cautioned not to place undue reliance on these forward looking statements and projections, which reflect management's analysis only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements and projections to reflect events or circumstances occurring after the date of this Form 10-Q. Management's discussion and analysis of financial condition and results of operations is organized as follows:

  Executive summary. This section provides a general description and history of our business, a brief discussion of our product lines and the opportunities, trends, challenges and risks we focus on in the operation of our business.
  Results of operations. This section provides our analysis and outlook for the significant line items on our condensed consolidated income statement.
  Deferred and stock-based compensation. This section describes the accounting method and financial reporting of our stock options granted to employees and non-employees.
  Liquidity and capital resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of September 30, 2005.
  Recent accounting pronouncements. This section describes the issuance and effects of recently issued accounting pronouncements.
  Factors affecting future operating results. This section discusses the most significant factors that could affect our future financial results. The factors discussed in this section are in addition to factors that may be described in the captions discussed above and elsewhere in this report.

Executive Summary

Company Description. We are a global medical device company specializing in the design, manufacture and marketing of medical devices used to treat and restore spinal anatomy using minimally invasive technology. Our devices are presently used primarily by spine specialists, including orthopaedic surgeons and neurosurgeons, interventional radiologists and interventional neuroradiologists, who repair compression fractures of the spine caused by osteoporosis, trauma, cancer or benign lesions through minimally invasive spine surgeries known as kyphoplasty procedures. Our commercial products consist of our KyphX instruments, which are used to treat spine fractures during kyphoplasty, including our proprietary KyphX balloon technology, and our proprietary brands of bone filler materials. Most alternative treatments for these types of spine fractures are either highly invasive or are only pain management therapies.

Our corporate headquarters and United States operations are located in Sunnyvale, California, where we conduct our manufacturing, warehousing, research, regulatory and administrative activities. Outside the United States, we operate a sales, clinical, regulatory and administrative facility in Brussels, Belgium, a research and biomaterials manufacturing facility in Rosbach, Germany, a clinical, regulatory and administrative facility in Japan and we have direct selling operations in many of the major countries in Europe and in Canada. Our global distribution network consists of a direct sales organization in excess of 400 individuals who market our products in the U.S., many of the major countries in Europe and in Canada and distributors and sales agents in other countries in which we do not have a direct sales force. In Japan, we are presently focused primarily on procuring the appropriate governmental regulatory clearances and approvals necessary to market and sell our KyphX products, and we recently enrolled our first patient in our Japanese clinical trial.

Products and Significant Business Trends. Our net sales consist of the sales of our KyphX instruments, including our KyphX Inflatable Bone Tamps, KyphX Inflation Syringe, KyphX Bone Access Systems, KyphX Bone Filler Device, KyphX Curettes, KyphX Bone Biopsy Device, KyphX HV-R Bone Cement, KyphX Mixer and our CE-Marked KyphOs calcium phosphate from our acquisition of Sanatis GmbH.

During the first nine months of 2005, our business experienced significant growth. Net sales in the first nine months of 2005 increased to $220.3 million, compared to $151.0 million in the first nine months of 2004, representing growth of 46%. We trained over 1,700 physicians during the first nine months of 2005, primarily in the United States and in Europe. In the U.S., we added approximately 216 new hospitals to our customer base during the first nine months of 2005.

In April 2004, we filed two patent infringement suits against Disc-O-Tech Medical Technologies Ltd. , an Israel-based company doing business in the United States. This was the first time we enforced our patent rights against any entity. We filed suit in the United States District Court in Delaware and in the International Trade Commission ("ITC") in Washington, D.C. In September 2004, the ITC entered an Order barring Disc-O-Tech from all further importation of its SKy Bone Expander device into the United States and from engaging in any further sales activities and uses of such imported products, thereby terminating the ITC proceeding in our favor. In June 2005, the Delaware District court entered a Consent Judgment permanently enjoining Disc-O-Tech from further infringing our patent rights with its SKy Bone Expander device or products not colorably different from the SKy Bone Expander, which took effect on July 22, 2005. This Judgement bars further importation or selling of Disc-O- Tech's SKy Bone Expander device or colorable variations of that device for performing kyphoplasty in the U.S. market. This concluded the litigation in our favor without the possibility of further trial or appeal. Disc-O-Tech, however, remains a competitor abroad, in other jurisdictions where we have not pursued them to date with our foreign patent rights, or may not be able to pursue them at all.

In addition to Disc-O-Tech, several other companies either have already introduced one or more products into the U.S. and/or foreign markets to compete with our KyphX instruments for treating vertebral fractures or may be on the verge of doing so, including, in a few instances, making copies of some of our products that are apparently intended for distribution in one or more Asian markets. To the extent any competing products infringe our patents or utilize our trade secrets, we will consider how best to protect our market space as well as whether to take action against any potentially infringing activities. As a result, we may decide to protect and enforce our rights through litigation or other appropriate means and also may choose to take steps to address any patent rights associated with any competitive products. Regardless of any steps we take, however, we likely will have to compete with these competitive products for some period of time and ultimately may not succeed in protecting or enforcing our rights. We also may not have the ability to prevent those products from remaining on the market in at least some geographic locations, and we may lose market share or have our growth impeded in those geographic markets as a result. To protect our Korean patent rights and our ability to continue to effectively provide our products to the Korean market, we recently instituted patent infringement litigation against one Korean company distributing balloon catheters for kyphoplasty, and we may add additional defendants as the litigation progresses or file other lawsuits.

There have been several recent developments related to reimbursement for our products. In November 2004, the Centers for Medicare & Medicaid Services ("CMS") published the Final Rule on the Medical Hospital Outpatient Prospective System and created new and distinct hospital outpatient procedure codes for kyphoplasty, C9718 and C9719. These new C-codes are assigned to APC 51 and became effective January 1, 2005. Although our customers and potential customers may believe that the present level of facility reimbursement in effect for kyphoplasty procedures performed on an outpatient basis is not sufficient, the level of reimbursement may not be increased. We continue to work with our hospital customers to collect charge data for presentation to, and consideration by, CMS so that the level of reimbursement may potentially be increased to be more in-line with the charges associated with kyphoplasty when performed on an outpatient basis. We understand that CMS is presently reviewing the current level of reimbursement for kyphoplasty and if it recommends any changes to the level of reimbursement for kyphoplasty performed on an outpatient basis, the recommendations will be published in the Final Rule during the fourth quarter of 2005.

There was also recent progress in national reimbursement for physicians. In October, 2005, following the American Medical Association ("AMA") CPT Editorial Panel's recommendation in late 2004 for adoption of a Category 1 national Current Procedure Terminology ("CPT") code for spine specialist reimbursement for kyphoplasty, CMS published three new CPT codes in the final 2006 Physician Fee Schedule, numbers 22523, 22524 and 22525, to take effect on January 1, 2006. Each of these codes concerns performance of percutaneous vertebral augmentation, including cavity creation (fracture reduction including biopsy when performed) using mechanical device, one vertebral body, unilateral or bilateral cannulation (e.g. kyphoplasty), and also concerns, respectively, thoracic, lumbar, and each additional vertebral body. In addition, CMS also modified two existing radiologic codes, 76012 and 76013, concerning, respectively, fluoroscopic and CT guidance, to include vertebral augmentation including cavity creation per vertebral body. We understand that the proposed relative value units associated with each of these five CPT codes should be published for comment in the Federal Register during the fourth quarter of 2005. Despite these developments, we cannot be certain what level of physician reimbursement will be associated with procedures performed with our products as a result of this process. While we perceive this development to be significant progress in improving the reimbursement process for physicians performing kyphoplasty and helping to assist kyphoplasty to become a standard of care for treating vertebral compression fractures, we cannot be certain how any action taken by CMS may affect our marketplace or our business, or whether any CPT code relative value unit ultimately would increase or decrease any of the spine specialist reimbursement already available. Any CPT code and associated value have at least the potential to be detrimental to spine specialist reimbursement, and thus to our revenues.

The present environment for seeking reimbursement for procedures performed with our products is not yet optimal for ensuring that our customers always appropriately code for kyphoplasty. For example, the level of facility reimbursement available for performing kyphoplasty on an outpatient basis presently remains significantly less than the level of facility reimbursement available for kyphoplasty performed on an in-patient basis, with an overnight stay. While a treating physician typically decides to perform kyphoplasty on either an in-patient or an out-patient basis based on the standard of "medical necessity," the difference in reimbursement available could influence, and in some cases likely,  , has influenced, the treatment decision of how and under what circumstances to perform kyphoplasty. In addition, since no specific billing code presently exists in any state for physician reimbursement for kyphoplasty, some physicians may seek reimbursement for performing kyphoplasty using one or more codes that may not be deemed appropriate. We believe these influences will tend to diminish or disappear if and when the level of facility reimbursement available for kyphoplasty performed on an outpatient basis increases and as national CPT codes for physician reimbursement for kyphoplasty are adopted by the local reimbursement authorities. Nevertheless, while we educate and train our employees on how to interact appropriately with healthcare providers on these issues, and have placed particular emphasis on how properly to seek reimbursement in the presently existing reimbursement environment, we believe that a small number of clinicians has chosen to use inappropriate reimbursement codes for kyphoplasty. Such inappropriate treatment or coding decisions by clinicians may subject us to an increased risk of investigation under relevant federal regulations.

Over the past year, a handful of vocal physicians have begun to publicly criticize the cost and merits of kyphoplasty as a procedure for treating vertebral compression fractures. We believe this is due, in part, to the absence to-date of prospective, randomized, controlled clinical trial data to justify the effectiveness of kyphoplasty and the perceived economic differentiation between kyphoplasty and vertebroplasty. On more than one occasion, certain speakers, including a few physicians of authority in various institutions and professional societies, have publicly stated their opposition to both kyphoplasty and Kyphon based on a lack of perceived justification for the cost or economics of the procedure. While we are in the process of conducting a randomized, controlled trial comparing kyphoplasty versus non-surgical management, enrollment of which is approaching completion, we do not yet know what clinical outcomes that trial will reveal, or whether the trial's results, once available, will be beneficial to making a case for treatment of vertebral compression fractures with kyphoplasty, or how this public negative criticism to adoption of our products for treating patients ultimately may affect our business or our revenues.

In Europe, kyphoplasty has been assigned a code in the recently implemented German OPS system. In other European countries, we continue to focus efforts on obtaining reimbursement coverage for the procedure, although no assurances can be provided that such efforts will result in favorable outcomes for us. We are aware that one or more competitors has attempted to adversely affect our ability to acquire timely and appropriate levels of reimbursement in several foreign countries by seeking much lower levels of reimbursement for their own competitive products that may not support the pricing or anticipated pricing of our products in those markets. We do not know whether these efforts will continue or will be effective or broad in application. We are also aware that some foreign governments, including Germany, are continuing to evaluate reimbursement coverage for kyphoplasty, which ultimately may increase or decrease the reimbursement available for procedures performed with our products. Our business could be harmed in countries where the level of reimbursement available is ultimately decreased. Notwithstanding all of these activities, we will continue to seek appropriate levels of reimbursement in those markets using appropriate measures.

We frequently evaluate potential opportunities for growth in our business by evaluating external products and technologies. While our primary focus will remain on our core business and the opportunities the osteoporosis, cancer and trauma vertebral fracture markets present, we may choose to pursue one or more business development opportunities which we believe are appropriate initiatives for our business, even if such opportunities are outside of the field for the treatment of spinal fractures or disease, or outside of the spine itself. Some of the opportunities we are presently investigating include technologies and products that address degenerative disc disease and various cancers associated with our core market. These efforts may require us to seek additional funding and may be dilutive to our earnings. And until such time, if ever, that Kyphon succeeds in diversifying its business through internal development or external business development activities, Kyphon will remain dependent on the single opportunity of treating vertebral compression fractures with kyphoplasty with its products and bear the traditional risks to its business of being a company whose revenues are principally derived from one procedure.

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

Results of Operations

Three Months Ended September 30, 2005 and September 30, 2004

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

                                                          Three Months Ended September 30,
                                                    ------------------------------------------
                                                           2005                  2004
                                                    --------------------  --------------------
                                                                 % of                  % of
                                                     Amount    Net sales   Amount    Net sales
                                                    ---------  ---------  ---------  ---------
U.S. net sales                                     $  66,863         85% $  49,645         89%
International net sales                               12,151         15%     6,166         11%
                                                    ---------  ---------  ---------  ---------
Net sales                                             79,014        100%    55,811        100%
Cost of goods sold                                     9,456         12%     6,247         11%
                                                    ---------  ---------  ---------  ---------
Gross profit                                          69,558         88%    49,564         89%
                                                    ---------  ---------  ---------  ---------
Operating expenses:
    Research and development                           6,415          8%     5,604         10%
    Sales and marketing                               36,151         46%    26,855         48%
    General and administrative                         8,280         10%     7,216         13%
                                                    ---------  ---------  ---------  ---------
        Total operating expenses                      50,846         64%    39,675         71%
                                                    ---------  ---------  ---------  ---------
Income from operations                                18,712         24%     9,889         18%
Interest income and other, net                         1,212          2%       343         --
                                                    ---------  ---------  ---------  ---------
Income before income taxes                            19,924         25%    10,232         18%
Provision for income taxes                             8,170         10%     4,100          7%
                                                    ---------  ---------  ---------  ---------
Net income                                         $  11,754         15% $   6,132         11%
                                                    =========  =========  =========  =========

Net Sales. Net sales increased $23.2 million, or 42%, for the three months ended September 30, 2005 as compared to the same period in 2004. The increase in net sales resulted primarily from an increase in the number of physicians trained worldwide in the use of our KyphX instruments as well as an increase in the number of kyphoplasty procedures performed by trained physicians. International sales reflected the unfavorable currency impact of $37,000 for the three months ended September 30, 2005 and the favorable currency impact $483,000 for the three months ended September 30, 2004. No customer accounted for more than 10% of total net sales for the three months ended September 30, 2005 and 2004. As of September 30, 2005, we have trained approximately 7,400 physicians worldwide, with approximately 4,750 spine specialists in the U.S. and approximately 2,650 spine specialists internationally. We believe the total number of potential physicians who may perform kyphoplasty procedures using our products is approximately 11,000 in the U.S. Internationally, the number of physicians who may perform kyphoplasty is not as well-defined, but we believe it to be more than 10,000. We have targeted a range of $304 million to $307 million in net sales of our KyphX products for 2005.

Cost of Goods Sold. Cost of goods sold consists of material, labor, subcontract, and overhead costs. Cost of goods sold increased $3.2 million, or 51%, for the three months ended September 30, 2005 as compared to the same period in 2004.  The increase in cost of goods sold in absolute dollars resulted primarily from increased material, labor, subcontract, and overhead costs in relation to the increased sales volume of our products.  As a percentage of net sales, cost of goods sold increased primarily as a result of changes in our product mix and due to an increase in our provision for excess and obsolete inventories due to product transition and expiration. Our cost of goods sold and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses and levels of production volume. As a percentage of net sales, we expect cost of goods sold to be in the range of 11% to 12% for the year.

Research and Development. Research and development expenses consist of costs for product research, product development, clinical functions and outside costs related to clinical trials and personnel. Research and development expenses increased $811,000, or 14%, for the three months ended September 30, 2005 as compared to the same period in 2004. The increase was primarily attributable to increased clinical expenses of $523,000, increased personnel costs of $464,000, and increased facilities cost of $199,000, offset partially by decreased consulting fees of $354,000. We expect to continue to make substantial investments in research and development and clinical expenses, and anticipate that research and development expenses for the rest of 2005 will increase in absolute dollars compared to research and development expenses for the year ended December 31, 2004. As a percentage of net sales, we anticipate our research and development expenses for our product research efforts and clinical efforts to be in the range of 8% to 9% for 2005.

Sales and Marketing. Sales and marketing expenses consist of costs for personnel, physician training programs and marketing activities. Sales and marketing expenses increased $9.3 million, or 35%, for the three months ended September 30, 2005 as compared to the same period in 2004. The increase resulted primarily from increased costs of hiring, training and compensating additional direct selling representatives of $6.4 million, increased educational, advertising and trade shows expenses of $982,000, increased sales travel expenses of $803,000 , and increased facilities expenses of $428,000. As we continue to commercialize our KyphX instruments on a global basis during 2005, we expect to increase our sales and marketing efforts and expenditures in absolute dollars. As a percentage of net sales, we expect that our sales and marketing expenses will range between 47% and 49% for 2005.

General and Administrative. General and administrative expenses consist of personnel costs, professional service fees, expenses related to enforcement of our intellectual property rights through litigation and general corporate expenses. General and administrative expenses increased $1.1 million, or 15%, for the three months ended September 30, 2005 as compared to the same period in 2004. The increase resulted primarily from increased personnel costs of $786,000 and increased consulting fees of $732,000, offset partially by decreased litigation fees of $498,000. We expect general and administrative expenses to increase in the future as we add personnel, continue to expand our patent portfolio, engage in offensive and defensive litigation, and incur public reporting, governmental compliance and investor-related expenses. We also expect that our general and administrative expenses will increase in absolute dollars as we expand our infrastructure and the number of countries where we operate. As a percentage of net sales, we expect that our general and administrative expenses will range between 11% and 12% for 2005.

Interest Income and Other, Net. Interest income and other, net, increased $869,000 for the three months ended September 30, 2005 as compared to the same period in 2004. $684,000 of the increase resulted primarily from increased interest income from increased cash, cash equivalents and investment balances of $171.2 million as of September 30, 2005 compared to $111.6 million as of September 30, 2004, as well as increasing interest rates. In addition, $183,000 of the increase is attributable to foreign currency exchange rate fluctuation.

Provision for Income Taxes. Provision for income taxes was $8.2 million for the three months ended September 30, 2005 as compared to $4.1 million for the same period in 2004. We recorded $771,000 and $300,000 of tax liabilities, net, for the three months ended September 30, 2005 and 2004, respectively. We believe that in 2005, our effective tax rate will be approximately 40%, even though the actual amount of taxes paid may be reduced by net operating losses and research and development tax credit carry-forwards, as well as deductions due to stock option activities. Our income taxes currently payable for federal and state purposes have been reduced primarily by the tax benefits from employee stock option transactions.

Net Income and Earnings Per Share. Net income for the three months ended September 30, 2005 was $11.8 million as compared to $6.1 million for the same period in 2004. Earnings per diluted share were $0.26 for the three months ended September 30, 2005 as compared to $0.14 for the same period in 2004. We expect the full-year 2005 earnings per diluted share range to be $0.84 to $0.86.

Nine Months Ended September 30, 2005 and September 30, 2004

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

                                                          Nine Months Ended September 30,
                                                    ------------------------------------------
                                                           2005                  2004
                                                    --------------------  --------------------
                                                                 % of                  % of
                                                     Amount    Net sales   Amount    Net sales
                                                    ---------  ---------  ---------  ---------
U.S. net sales                                     $ 188,426         86% $ 135,314         90%
International net sales                               31,848         14%    15,675         10%
                                                    ---------  ---------  ---------  ---------
Net sales                                            220,274        100%   150,989        100%
Cost of goods sold                                    25,875         12%    17,164         11%
                                                    ---------  ---------  ---------  ---------
Gross profit                                         194,399         88%   133,825         89%
                                                    ---------  ---------  ---------  ---------
Operating expenses:
    Research and development                          18,513          8%    15,214         10%
    Sales and marketing                              107,310         49%    74,708         49%
    General and administrative                        26,321         12%    18,558         12%
    Purchased in-process research and development      1,000         --         --         --
                                                    ---------  ---------  ---------  ---------
        Total operating expenses                     153,144         69%   108,480         72%
                                                    ---------  ---------  ---------  ---------
Income from operations                                41,255         19%    25,345         17%
Interest income and other, net                         2,556          1%       803          1%
                                                    ---------  ---------  ---------  ---------
Income before income taxes                            43,811         20%    26,148         17%
Provision for income taxes                            17,700          8%    10,500          7%
                                                    ---------  ---------  ---------  ---------
Net income                                         $  26,111         12% $  15,648         10%
                                                    =========  =========  =========  =========

Net Sales. Net sales increased $69.3 million, or 46%, for the nine months ended September 30, 2005 as compared to the same period in 2004. The increase in net sales resulted from an increase in the number of physicians trained worldwide in the use of our KyphX instruments, as well as an increase in the number of kyphoplasty procedures performed by trained physicians. International sales reflected the favorable currency impact of $934,000 and $1.3 million for the nine months ended September 30, 2005 and 2004, respectively. No customer accounted for more than 10% of total net sales for the nine months ended September 30, 2005 and 2004.

Cost of Goods Sold. Cost of goods sold increased $8.7 million, or 51%, for the nine months ended September 30, 2005 as compared to the same period in 2004. The increase in the cost of goods sold resulted primarily from increased material, labor, and overhead costs associated with increased sales volume of our products. As a percentage of net sales, cost of goods sold increased primarily as a result of changes in our product mix and due to an increase in our provision for excess and obsolete inventories due to product transition and expiration.  In addition, the gross margin in the first quarter of 2004 benefited from favorable manufacturing absorption variances from the advance build-up of inventory in preparation for our move to new facilities in the second quarter of 2004.

Research and Development. Research and development expenses increased $3.3 million, or 22%, for the nine months ended September 30, 2005 as compared to the same period in 2004. The increase primarily resulted from increased clinical expenses of $2.0 million, increased personnel costs of $1.7 million, increased facilities expenses of $496,000, increased engineering and lab expenses of $373,000, and increased travel expenses of $318,000, offset partially by decreased consulting fees of $913,000 and decreased education grants expenses of $712,000.

Sales and Marketing. Sales and marketing expenses increased $32.6 million, or 44%, for the nine months ended September 30, 2005 as compared to the same period in 2004. The increase resulted primarily from increased costs of hiring, training and compensating additional direct selling representatives of $22.1 million, increased travel expenses of $2.9 million, increased advertising expenses of $1.9 million, increased expenses of $1.4 million mainly attributable to educational, trade shows and promotional materials activities, increased facilities expenses of $1.2 million, and increased surgical training expenses of $1.1 million.

General and Administrative. General and administrative expenses increased $7.8 million, or 42%, for the nine months ended September 30, 2005 as compared to the same period in 2004. The increase resulted primarily from increased consulting fees of $3.5 million, increased personnel costs of $2.3 million, and increased litigation fees of $1.8 million.

Purchased In-Process Research and Development. In April 2005, we entered into an agreement to exclusively license, in the field of orthopaedics including all spinal applications, Dr. J. Lee Berger's portfolio of patents concerning medical devices and methods for creating voids in or moving tissue or bone, including platform cannulae for expandable bodies. We made an up-front payment of $1.0 million which was immediately expensed to purchased in-process research and development, as the technology acquired will be used to develop products that have not been approved for sale by regulatory authorities and have not yet reached technological feasibility.

Interest Income and Other, Net. Interest income and other, net, increased $1.8 million for the nine months ended September 30, 2005 as compared to the same period in 2004. The increase resulted primarily from increased interest income of $1.7 million from increased cash, cash equivalents and investment balances, as well as increasing interest rates.

Provision for Income Taxes. Provision for income taxes was $17.7 million for the nine months ended September 30, 2005 as compared to $10.5 million in the same period in 2004. We recorded $1.5 million and $500,000 tax liabilities, net, for the nine months ended September 30, 2005 and 2004, respectively.

Net Income and Earnings Per Share. Net income for the nine months ended September 30, 2005 was $26.1 million as compared to $15.6 million for the same period in 2004. Earnings per diluted share were $0.58 for the nine months ended September 30, 2005 as compared to $0.36 for the same period in 2004.

Deferred and Stock-Based Compensation

We recorded deferred stock-based compensation on options issued prior to our initial public offering as the difference between the exercise price of options granted to employees and the deemed fair value of our common stock at the time of grant. Deferred stock-based compensation is amortized to cost of goods sold, research and development expense, sales and marketing expense and general and administrative expense as the options vest. Deferred stock-based compensation for employee stock options recorded through September 30, 2005 was $18.3 million, with accumulated amortization of $17.9 million. The remaining $423,000 will be amortized over the remaining vesting periods of the options. All option amounts are being amortized using the straight-line method. We expect to record amortization expense for deferred stock-based compensation as follows:

Year	Amount
2005 2006	$302,000 (October to December) $121,000

Stock-based compensation expense for stock options granted to non-employees is recognized as the stock options are earned. The stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. In connection with the grant of stock options to non-employees, we recorded stock-based compensation expense of approximately $440,000 and $204,000 for the three months ended September 30, 2005 and 2004, respectively. We recorded stock-based compensation expense of approximately $870,000 and $893,000 for the nine months ended September 30, 2005 and 2004, respectively.

Liquidity and Capital Resources

As of September 30, 2005, we had $131.7 million of cash and cash equivalents, $39.5 million of investments (short and long-term), and working capital of $208.9 million. Our cash and cash equivalents increased during the nine months ended September 30, 2005 by $44.5 million over the corresponding amount of cash and cash equivalents as of December 31, 2004.

Cash Provided by Operations. Net cash provided by operations was $45.2 million for the nine months ended September 30, 2005, attributable primarily to net income of $26.1 million, adjusted for non-cash charges, primarily deferred taxes including a tax benefit from stock options of $13.1 million, and increases in accrued liabilities of $7.0 million primarily from accruals for payroll and related expenses and income taxes due to increases in headcount, offset partially by an increase in accounts receivable of $8.0 million as we increased our sales. Net cash provided by operations was approximately $24.6 million for the nine months ended September 30, 2004, attributable primarily to net income of $15.6 million, adjusted for non-cash charges, primarily deferred taxes including a tax benefit from stock options of $8.6 million, and amortization of deferred stock-based compensation of $3.3 million, increases in accrued liabilities of $7.7 million primarily from accruals for payroll and related expenses, offset partially by the increase in accounts receivable of $11.0 million and increase in inventories of $3.8 million as we increased our net sales.

Cash Used in Investing Activities. Net cash used in investing activities was $17.9 million for the nine months ended September 30, 2005, and resulted primarily from net investment activities of $11.3 million and purchase of property and equipment of $5.6 million. Net cash used in investing activities was $6.2 million for the nine months ended September 30, 2004, and primarily reflected purchases of property and equipment due to the outfitting of our Sunnyvale facility.

Cash Provided by Financing Activities. Net cash provided by financing activities was $17.4 million during the nine months ended September 30, 2005 and $7.9 million for the nine months ended September 2004 and was attributable to proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan.

We expect to increase capital expenditures consistent with our anticipated growth in manufacturing, infrastructure and personnel as well as revisions and upgrades to our facilities. We also may increase the amount of cash we use as we expand our product lines or invest in new markets or businesses.

Contractual Cash Obligations. At September 30, 2005 we had contractual cash obligations as follows (in thousands):

                                              Payment Due by Periods
                          -----------------------------------------------------------------------
                                    Remainder of
                           Total      2005      2006      2007      2008      2009    After 2009
                          --------  --------  --------  --------  --------  --------  -----------
Operating leases         $ 23,942  $    586  $  2,702  $  2,811  $  2,716  $  2,790  $    12,337
Consulting agreement          250        25       100       100        25        --           --
Asset retirement obligatio    228        --        --        --        --        --          228
                          --------  --------  --------  --------  --------  --------  -----------
Total commitments        $ 24,420  $    611  $  2,802  $  2,911  $  2,741  $  2,790  $    12,565
                          ========  ========  ========  ========  ========  ========  ===========

The amounts reflected in the table above for operating leases represent aggregate future minimum lease payments and asset retirement obligations under non-cancellable facility leases. Portions of these payments are denominated in foreign currencies and were translated in the tables above based on their respective U.S. dollar exchange rates at September 30, 2005. These future payments are subject to foreign currency exchange rate risk.

On September 28, 2005, we entered into an amendment to our lease agreement dated September 2003 to lease an additional 43,434 square feet of space in the building located at 441 Moffett Park Drive, which is located within the Sunnyvale Corporate Campus, which also includes our principal executive offices at 1221 Crossman Avenue and our leased facilities at 480 Java Drive, all in the City of Sunnyvale, California. The lease of the additional 43,434 square feet of space is effective as of the later of January 1, 2006 and three months following the date on which the landlord delivers possession of the additional space to us. Under the terms of the amendment, we increased the amount of the irrevocable standby letter of credit previously provided to the landlord pursuant to the lease agreement from $1.0 million to $1.1 million. The lease term for the additional space extends until August 2014.

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

Stock Repurchase. Our Board of Directors approved a stock repurchase program on November 7, 2002, pursuant to which we may purchase up to 2,000,000 shares of our outstanding common stock. The duration of the repurchase program is open-ended. Under the program, we may purchase shares of common stock through open market transactions at prices deemed appropriate by management and the Board of Directors. The purchases will be funded from available working capital. In 2002, we repurchased 30,000 shares pursuant to this repurchase program. We have not repurchased any of our common stock since 2002.

Summary. We believe our current cash, cash equivalents, investments, and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We anticipate conducting significant additional clinical trial activity both in the United States and abroad to collect further data that may support the use and clinical efficacy of our products. The costs of these trials will be significant. If existing cash, cash equivalents, and cash generated from operations are insufficient to satisfy our liquidity requirements, whether as a result of investment in new markets or businesses through both internal or external business development, expansion of product lines, additional clinical trials, possible increased capital expenditures, or, or for other reasons related to our business, we may seek to sell additional equity securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock, and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or eliminate certain of our business expansion activities.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends APB No. 43, Chapter 4, to clarify those abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. Accordingly, the provisions of SFAS No. 151 will be effective January 1, 2006 for us. The adoption of SFAS No. 151 is not expected to have a material impact on our consolidated financial statements.

In December 2004, the FASB originally issued SFAS No. 123(R). SFAS No. 123(R) will require companies to measure all stock-based compensation awards using a fair value-based method and record such expense in their financial statements, including grants of employee stock options. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R), as amended, is effective for public companies for the first annual period beginning after June 15, 2005. Accordingly, the provisions of SFAS No. 123(R) will be effective January 1, 2006 for us. In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, "TOPIC 14: Share-based payment." SAB No. 107 addresses the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 was effective immediately. The adoption of SFAS No. 123(R) and SAB No. 107 will decrease our earnings.

In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN No. 47"), "Accounting for Conditional Retirement Obligations-an interpretation of SFAS No. 143." FIN No. 47 clarifies the timing of when a liability should be recognized for legal obligations associated with the retirement of a tangible long-lived asset. In addition, FIN No. 47 clarifies the treatment when there is insufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than December 31, 2005. Retrospective application for interim financial information is permitted but is not required. The adoption of FIN No. 47 is not expected to have a material impact on our consolidated financial statements.

In June 2005, the EITF reached a consensus on Issue No. 05-6 ("EITF No. 05-6"), "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination." EITF No. 05-6 clarifies that the amortization period for leasehold improvements acquired in a business combination or placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals that are reasonably assured of exercise at the time of the acquisition. The consensus is to be applied prospectively to leasehold improvements purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF No. 05-6 did not have a material impact on our consolidated financial statements.

Factors Affecting Future Operating Results

Our future success depends on our ability to develop and successfully introduce new products, product extensions and improvements to existing products to address unmet patient and market needs.

Our current products offer orthopaedic surgeons and neurosurgeons, interventional radiologists and interventional neuroradiologists the ability to treat and restore spinal anatomy during kyphoplasty. We cannot assure you that the market for the treatment of spine fractures will continue to generate significant or consistent demand for our KyphX instruments. Demand for our products could be significantly diminished by alternative treatment methods, and by new technologies or products that replace and render our products obsolete or too expensive. Our future success is dependent upon, among other factors, our ability to develop, obtain regulatory approval for, manufacture, sell and achieve market acceptance of new products, product extensions and improvements to our existing products. The extent of, and rate at which, market acceptance and penetration are achieved by future products is a function of many variables. These variables include price, safety, efficacy, reliability, marketing and sales efforts, the availability of third-party reimbursement for procedures using our new products and the existence of competing products and general economic conditions affecting purchasing patterns. Our ability to market and sell new products, product extensions and improvements to our existing products may also be subject to government regulation, including clearance and approval by the FDA and foreign government agencies. Any failure in our ability to successfully develop, obtain regulatory approval for, manufacture, sell and achieve market acceptance of our new products, product extensions or improvements to our existing products could have a material adverse effect on our operating results and our business.

Our success is dependent upon the availability of adequate physician and hospital reimbursement for kyphoplasty procedures using our KyphX instruments.

Physicians and hospitals are currently eligible for reimbursement by Medicare at varying payment levels in all 50 states and in the District of Columbia when kyphoplasty is performed using our KyphX instruments. In some cases, physicians performing a procedure using our instruments have not been reimbursed, either adequately or at all. In addition, some physicians and hospitals in some states believe that the level of reimbursement they receive is too low to justify performing kyphoplasty when properly coded. Reimbursement for competing procedures, such as vertebroplasty, may also continue to be perceived in some cases as more favorable for the physician or hospital than that available for using our products and thus may reduce the frequency with which kyphoplasty procedures using our products are performed.

Currently, Medicare reimburses physicians who use our KyphX instruments on a state-by-state basis. This form of reimbursement is not uniform across all states because there is presently no national CPT code or associated national payment rate relating to kyphoplasty procedures using our instruments. In October, 2005, following the American Medical Association ("AMA") CPT Editorial Panel's recommendation in late 2004 for adoption of a Category 1 national Current Procedure Terminology ("CPT") code for spine specialist reimbursement for kyphoplasty, CMS published three new CPT codes in the final 2006 Physician Fee Schedule, numbers 22523, 22524 and 22525, to take effect on January 1, 2006. Each of these codes concerns performance of percutaneous vertebral augmentation, including cavity creation (fracture reduction including biopsy when performed) using mechanical device, one vertebral body, unilateral or bilateral cannulation (e.g. kyphoplasty), and also concerns, respectively, thoracic, lumbar, and each additional vertebral body. In addition, CMS also modified two existing radiologic codes, 76012 and 76013, concerning, respectively, fluoroscopic and CT guidance, to include vertebral augmentation including cavity creation per vertebral body. We understand that the proposed relative value units associated with each of these five CPT codes should be published for comment in the Federal Register during the fourth quarter of 2005. Despite these developments, we cannot assure you that establishment of these national CPT codes will not adversely affect our business since any reimbursement levels ultimately associated with these codes could be less than what physicians in some or all states are presently receiving, and thus could make surgery with our products less attractive, which would harm our revenues. Continued adoption of our KyphX instruments by the medical community may be adversely impacted if physicians perceive that they do not receive sufficient reimbursement from payors for their services in performing the procedures using our instruments. If physicians or hospitals are unable to obtain adequate reimbursement for procedures in which our KyphX instruments are used, we may be unable to sell our instruments and our business could suffer.

If domestic and international payors adversely change reimbursement policies for kyphoplasty procedures, our ability to market and sell our KyphX instruments would be adversely impacted, which would harm our business, revenues and operating results.

Medicare, as well as private health maintenance organizations and insurance plans, may institute adverse changes in payors' policies toward reimbursement of kyphoplasty procedures. Medicare and private insurance payors are developing increasingly sophisticated methods of controlling health care costs through limitation on reimbursable procedures and the exploration of more cost-effective methods of delivering health care. New limits on coverage and reimbursement of hospitals and other health care providers may significantly impact the willingness of hospitals, clinics and doctors to purchase and use our KyphX instruments. Reimbursement and health care payment systems in international markets vary significantly by country and include both government- sponsored health care and private insurance. In addition, health care cost containment efforts similar to those we face in the United States are prevalent in many of the other countries in which we intend to sell our instruments, and these efforts are expected to continue in both the United States and abroad. Given that the vast majority of our revenues indirectly rely on government- funded healthcare systems that reimburse our customers for their use of our products to treat patients, any adverse change in reimbursement coverage and reimbursement policies, including as a result of reaction to rapidly escalating budget pressures, would adversely impact our ability to market and sell our KyphX instruments, harm our business and reduce our revenues.

Differences in the amount of reimbursement presently available for kyphoplasty procedures using our KyphX instruments based on site-of- service, and the present lack of specific kyphoplasty codes for physician reimbursement, may increase our exposure under regulations governing reimbursement claims made to Medicare and Medicaid, which may harm our business and cause our stock price to decline.

Presently, the amount of facility reimbursement available for kyphoplasty performed on an out-patient basis is significantly less than reimbursement available for kyphoplasty performed on an in-patient basis, with an overnight stay. While a treating physician typically decides to perform kyphoplasty on either an in-patient or an out-patient basis based on the standard of "medical necessity," the difference in reimbursement available could influence, and in some cases likely has influenced, the treatment decision. In addition, since no specific billing code presently exists in any state for physician reimbursement for kyphoplasty, some physicians may seek reimbursement for performing kyphoplasty using one or more codes that may not be deemed appropriate. While we educate and train our employees on how to interact appropriately with healthcare providers on these issues, and have placed particular emphasis on how properly to seek reimbursement in the present environment, we believe that a small number of clinicians has chosen to use inappropriate reimbursement codes for kyphoplasty. Such inappropriate treatment or coding decisions by clinicians may subject us to an increased risk of investigation under relevant federal regulations. We cannot assure you that we will not be subject to any future investigation based on the actions or our employees or our customers, which could significantly affect our business and cause our stock price to decline.

The absence of prospective, randomized, controlled clinical trial data as support for the economic differentiation of kyphoplasty over vertebroplasty is causing some influential physicians in positions of authority to speak out against adoption of kyphoplasty, which may ultimately adversely affect our business and our revenues.

Over the past year, a handful of vocal physicians have begun to publicly criticize the cost and merits of kyphoplasty as a procedure for treating vertebral compression fractures. We believe this is due, in part, to the absence to-date of prospective, randomized, controlled clinical trial data to justify the effectiveness of kyphoplasty and the perceived economic cost difference between kyphoplasty and vertebroplasty. On more than one occasion, certain speakers, including a few physicians of authority in various institutions and professional societies, have publicly stated their opposition to both kyphoplasty and Kyphon based on this lack of perceived justification for the cost or economics of the procedure. While we are in the process of conducting a randomized, controlled trial comparing kyphoplasty versus non-surgical management, enrollment of which is approaching completion, we do not yet know what clinical outcomes that trial will reveal, or whether the trial's results, once available, will be beneficial to making a case for treatment of vertebral compression fractures with kyphoplasty, or how this public negative criticism to adoption of our products for treating patients ultimately may affect our business or our revenues.

Medical device manufacturers have recently been the subject of investigations and enforcement activities by the United States government in connection with the industry's interactions with healthcare professionals. If we were to become subject to any government investigation or enforcement action, our business could be adversely affected which could cause our stock price to decline.

Federal regulators recently issued subpoenas to at least five companies in the orthopaedics industry. Several other subpoenas recently issued to cardiac rhythm management medical device companies. We believe these subpoenas were aimed at investigating the interactions of these various medical device companies with healthcare professionals as related to the federal anti-kickback laws. While we educate and train our employees on how to interact appropriately with healthcare providers under those and related laws, we cannot assure you that we will not be subject to any future investigation or enforcement activity based on the actions of our employees, which could significantly affect our business and cause our stock price to decline.

If primary care physicians are unwilling or unable to refer patients to trained clinicians that use our KyphX products to perform kyphoplasty, our revenues will suffer and our business may not expand or may decline.

A key element of our business strategy is to educate primary care physicians and spine specialists on the use of our KyphX instruments as an alternative to conventional spine fracture treatment and conservative pain management therapies. We believe primary care is an important source of patient referral, and, therefore, it is important to educate them about our products and the clinical outcome of the kyphoplasty procedure. We believe that primary care physicians and spine specialists may not widely adopt our products unless they determine, based on experience, clinical data and published, peer-reviewed journal articles, that our products provide benefits or an attractive alternative to conventional treatments of spine fractures. In addition, we believe that recommendations and support of our products by influential practitioners are essential for market acceptance and adoption of our products. If we are unable to have continued referrals from primary care physicians, then our future growth will be harmed and our business may decline.

Because we may face significant competition from other companies with greater resources or superior technology than we have, we may be unable to maintain our competitive position and sales of our KyphX instruments may decline.

The market for medical devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. While the direct competition we have faced to date has been limited, we are aware that several companies, some with more resources than ours, are developing and may already be introducing products to directly compete with ours in similar procedures, both in the United States and abroad, including, in some instances, copies of our technology for distribution in one or more foreign markets. Some of these competitors' products may be successful as a result of greater efficacy, less expensive alternatives to our products, or another advantage that makes their products more attractive than ours, which could significantly impact our reimbursement levels, anticipated revenues and future growth. Our industry also includes large pharmaceutical companies that are developing drug products that may reduce the incidence of osteoporosis and cancer and, therefore, the market for our KyphX instruments. Our ability to compete successfully depends in part on our ability to respond quickly to medical and technological changes and user preferences through the development and introduction of new products that are of high quality and address patient and surgeon requirements. We compete with many larger companies that enjoy competitive advantages, including:

  longer-standing distribution networks and relationships with health care providers and payors;
  additional lines of products and the ability to bundle products to offer higher discounts or other incentives to gain a competitive advantage;
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

We believe that the proprietary technology embodied in our instruments and methods gives us a competitive advantage. Maintaining this competitive advantage is important to our future success. We rely on patent protection in the U.S. and abroad, as well as on a combination of copyright, trade secret and trademark laws, to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our patents may be challenged, invalidated or circumvented by third parties. Our two earliest patents, which we believe provide broad protection to our technology, expire no later than February 2009. Our patent applications may not issue as patents at all or in a form that will be advantageous to us. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees and current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States and may permit others to copy our products abroad without effective recourse. We have recently detected what we believe are the first attempts to copy some of our products for distribution in one or more foreign countries. In addition, in many foreign jurisdictions, we have either acquired patent protection that is narrower in scope than our corresponding protection in the U.S. or chosen, for various business reasons, not to pursue any patent protection at all. We also may not have the ability to prevent infringing products from remaining on the market in at least some geographic locations, and we may lose market share or have our growth impeded in those geographic markets as a result. To protect our rights, we may in the future initiate other claims or litigation against third parties for infringement of our proprietary rights, including, for example, our recently instituted patent infringement litigation against a Korean company distributing balloon catheters for kyphoplasty. We may also begin one or more patent proceedings in various administrative agencies and patent offices to protect our patent rights and prevent them from being undermined by our competitors' patent filings. If we decide to enforce our intellectual property rights to prevent or inhibit appropriation of our technology by competitors, that process will be expensive and time consuming to litigate or otherwise dispose of, will divert management's attention from our core business, and may harm our business if we do not prevail.

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

We have begun to invest significant financial resources to conduct clinical trials of our products, which will reduce our earnings during the foreseeable future, and which may not ultimately provide data supportive of the use and clinical efficacy of our products.

We anticipate conducting significant additional clinical trial activity both in the United States and abroad to collect further data that may support the use and clinical efficacy of our products. The cost of these trials will be significant, which may reduce our net income and earnings for the foreseeable future.

In addition, the results of our clinical trials may not ultimately produce data that are supportive of our products over other treatment alternatives, that may support unfavorable conclusions regarding our technology, and that ultimately may provide information that leads to a decreased rate of adoption of our products for kyphoplasty, which would harm our business and cause our stock price to decline.

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

If we are unable to expand our manufacturing capacity in a timely manner, or if we do not accurately project demand, we could have excess capacity or insufficient capacity, either of which could adversely affect our operating results.

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

Sales outside of the United States account for a significant percentage of our revenues and we intend to continue to expand our presence in international markets. International net sales accounted for $31.8 million, or approximately 14% of total net sales, for the nine months ended September 30, 2005. Our international operations and sales are subject to a number of further risks in addition to those faced for our business, generally including:

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

Our world-wide direct sales organization has increased from approximately 31 employees in October 2000 to over 400 employees in September 2005, which we believe represents significant growth over a relatively short period of time. Our world-wide organization as a whole has increased from approximately 131 employees in October 2000 to approximately 850 employees in September 2005. We intend to continue growing rapidly. The growth that we have experienced, and in the future likely will experience, provides challenges to our organization, requiring us to rapidly expand our personnel and manufacturing operations. We may not be able to hire sufficient personnel to meet our growth goals or may have difficulty managing such rapid growth. As a result, our failure to recruit additional sales and other personnel may result in our inability to meet our projections. Future growth may strain our infrastructure, operations, product development and other managerial and operating resources. If our business resources become strained, we may not be able to deliver instruments in a timely manner.

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

We may seek additional financing, which could result in dilution to our stockholders or may not be available to us on acceptable terms, if at all.

As of September 30, 2005, we had $131.7 million of cash and cash equivalents and $39.5 million of short and long-term investments. We currently believe that our current cash, cash equivalents, investments, and cash generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. If existing cash, cash equivalents, and cash generated from operations are insufficient to satisfy our cash requirements, whether as a result of possible investment in new markets or businesses through both internal or external business development, expansion of product lines, increased capital expenditures, additional clinical trials, expansion of product lines or investment in new markets or businesses, or for other reasons related to our business, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or the sale of convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock, and could contain covenants that would restrict our operations. Additional financing may not be available to us when we need it or it may not be available on favorable terms, if at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or eliminate our business development activities.

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

In December 2004, the FASB issued SFAS No. 123(R), pursuant to which we must measure all stock-based compensation awards, including grants of employee stock options, using a fair value-based method and record such expense in our consolidated financial statements.  This requirement to expense stock-based compensation awards is effective for public companies for annual periods beginning after June 15, 2005.  Accordingly, SFAS No. 123(R) will be effective January 1, 2006 for us. Currently, we disclose such expenses on a pro forma basis in the notes to our consolidated financial statements, but we do not record a charge for employee stock option expense in the financial statements. Once we begin to comply with SFAS No. 123(R) as of the beginning of fiscal year 2006, our reported earnings will decrease, which may affect our stock price.

Our facilities are located near known earthquake fault zones, much of our United States revenue is dependent on business from areas of the United States prone to hurricanes, and the occurrence of an earthquake, one or more hurricanes or other natural disasters or any other catastrophic event could cause damage to our facilities and equipment and could substantially impact many of our customers' operations, which could require us to cease or curtail operations and could hurt our revenues.

Our facilities are located near known earthquake fault zones and are vulnerable to significant damage from earthquakes. We are also vulnerable to damage from other types of disasters, including fires, floods, power loss, communications failures and similar events including the effects of war or acts of terrorism. In addition, many of our customers in the southeastern United States have been adversely affected by one or more hurricanes during the past several years, and may be so affected in the future, which has adversely affected, and could in the future adversely affect, our revenues due to those customers' decreased ability to continue their operations uninterrupted. If any disaster of this sort were to occur, our ability to operate our business at our facilities could be seriously or completely impaired or destroyed and our United States revenues could be significantly impacted. The insurance we maintain may not be adequate to cover our own losses resulting from disasters or other business interruptions.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest-rate risk as of September 30, 2005 is related primarily to our investment portfolio. Our investment portfolio includes fixed- rate debt instruments of the United States government and its agencies and high quality corporate issuers. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally held to maturity and the weighted average duration of our investments is 12 months or less. Due to the short-term nature of these investments, we believe we have no material exposure to interest-rate risk arising from our investments.

We have operated mainly in the United States, and 86%, and 90% our sales were made in United States dollars for the nine months ended September 30, 2005 and 2004, respectively. The majority of our international sales is derived from European Union countries and is denominated in the Euro. Monthly income and expense from our European operations are translated using average rates for the month and balance sheets are translated using rates in effect on the balance sheet date. Differences are recorded within stockholders' equity as a component of accumulated other comprehensive income or to the income statement, as applicable. We believe we have no material exposure to foreign currency exchange rate risk arising from these circumstances.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2004, we filed two patent infringement suits against Disc-O- Tech, an Israel-based company doing business in the United States. This is the first time we have enforced our patent rights against any entity. We filed suit in the United States District Court in Delaware and in the ITC in Washington, D.C. In September 2004, the ITC entered an Order barring Disc-O-Tech from all further importation of its SKy Bone Expander device into the United States and from engaging in any further sales activities and uses of such imported products, thereby terminating the ITC proceeding in our favor. In June 2005, the Delaware District court entered a Consent Judgment permanently enjoining Disc-O-Tech from further infringing our patent rights with its SKy Bone Expander device or products not colorably different from the SKy Bone Expander, which took effect on July 22, 2005. This Judgement bars further importation or selling of Disc-O-Tech's SKy Bone Expander device or colorable variations of that device for performing kyphoplasty in the U.S. market. This concluded the litigation in our favor without the possibility of further trial or appeal. Disc-O-Tech, however, remains a competitor abroad, in other jurisdictions where we have not pursued them to date, or may not be able to pursue them with our foreign patent rights.

From time to time, the Company may become involved in litigation relating to additional claims arising from the ordinary course of business. Management does not know whether the final disposition of any such litigation matters will have a material adverse affect on the Company.

ITEM 5. OTHER INFORMATION

(a) On September 28, 2005, we entered into an amendment to our lease agreement dated September 18, 2003 with Moffett Office Park Investors LLC, a Delaware limited liability company. Set forth below is a brief description of the terms and conditions of the amendment, which summary is qualified in its entirety by reference to the full text of the underlying amendment which has been filed as an exhibit hereto.

Pursuant to the amendment, we will lease 43,434 square feet of space in the building located at 441 Moffett Park Drive, which is located within the Sunnyvale Corporate Campus, which also includes our principal executive offices at 1221 Crossman Avenue and our leased facilities at 480 Java Drive, all in the City of Sunnyvale, California. The lease of the additional space is effective as of the later of January 1, 2006 and three months following the date on which the landlord delivers possession of the additional space to us. Under the terms of the amendment, we increased the amount of the irrevocable standby letter of credit previously provided to the landlord pursuant to the lease agreement to $1.1 million. The lease term for the additional space extends until August 2014. Except as set forth in the Amendment, all terms and conditions of the Lease remain in full force and effect.

(b) In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the "Act"), we are required to disclose the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee has approved the engagement of PricewaterhouseCoopers LLP for the following non- audit services: (1) various tax matter consultations concerning foreign, U.S. federal and state taxes; and (2) the preparation of federal and state income tax returns.

ITEM 6. EXHIBITS
Number	Description

3.2 (1)	Amended and Restated Certificate of Incorporation of the registrant.

3.4 (1)	Bylaws of the registrant.

4.1 (1)	Specimen common stock certificate of the registrant.

10.1* (1)	Form of Indemnification Agreement for directors and executive officers.

10.2* (1)	1996 Stock Option Plan, including form of option agreement.

10.3* (1)	2002 Stock Plan, including form of option agreement.

10.4* (1)	2002 Employee Stock Purchase Plan, including form of employee stock purchase plan subscription agreement.

10.5* (1)	2002 Director Option Plan, including form of option agreement.

10.8 (1)	Lease dated January 27, 2000 for office space located at 1350 Bordeaux Drive, Sunnyvale, CA 94089 and Second Amendment to Lease dated November 29, 2001.

10.8.1 (1)	Third Amendment to Lease dated March 29, 2002 for office space located at 1350 Bordeaux Drive, Sunnyvale, CA 94089.

10.9* (1)	Employment Agreement between the registrant and Gary L. Grenter dated July 16, 2001.

10.10 (1)	Promissory Note Secured by Deed of Trust between the registrant and Gary L. Grenter dated December 31, 2001.

10.11 (1)	Amended and Restated Stockholder Rights Agreement effective as of December 14, 1999, among the registrant and certain stockholders of the registrant.
10.12* (2)	Employment Agreement between the registrant and Richard W. Mott dated September 3, 2002.
10.13+(2)	Sublicense Agreement effective as of August 19, 2002, between the registrant and Bonutti Research, Inc.
10.14 (3)	Stock Purchase Agreement by and between Kyphon and the shareholders of Sanatis GmbH, dated February 15, 2003.
10.15 (4)	Lease dated September 18, 2003 for office spaces located at 1221 Crossman Avenue and 480 Java Drive, Sunnyvale, California.
10.16* (5)	Form of Severance Agreement entered into by and between Kyphon Inc. and its executive officers.
10.17* (5)	Severance Agreement, dated January 28, 2005, entered into by and between Kyphon Inc. and Richard W. Mott.
10.18	First Amendment to Lease Agreement, made as of September 28, 2005, by and between Moffett Office Park Investors LLC, a Delaware limited liability company, and Kyphon Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Kyphon Inc.
Date: November 1, 2005	By: /s/ Richard W. Mott Richard W. Mott President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 1, 2005	By: /s/ Arthur T. Taylor Arthur T. Taylor Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)