Form 10-Q
period 2006-03-31
KYPHON INC
filed 2006-05-10
CIK 1123313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES    ☐        NO    ☒

Class	Shares Outstanding at April 26, 2006
Common Stock, $0.001 par value	44,221,090

KYPHON INC.
FORM 10-Q
TABLE OF CONTENTS

KYPHON INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

                                                                      Three Months Ended
                                                                          March 31,
                                                                 --------------------------
                                                                     2006          2005
                                                                 ------------  ------------
Net sales                                                       $     91,428  $     66,234
Cost of goods sold (1)                                                10,965         7,925
                                                                 ------------  ------------
Gross profit                                                          80,463        58,309
                                                                 ------------  ------------
Operating expenses:
    Research and development (1)                                       8,589         5,460
    Sales and marketing (1)                                           45,386        34,985
    General and administrative (1)                                    13,568         7,698
                                                                 ------------  ------------
        Total operating expenses                                      67,543        48,143
                                                                 ------------  ------------
Income from operations                                                12,920        10,166
Interest income and other, net                                         2,123           525
                                                                 ------------  ------------
Income before income taxes                                            15,043        10,691
Provision for income taxes                                             6,550         4,270
                                                                 ------------  ------------
Net income                                                      $      8,493  $      6,421
                                                                 ============  ============
Net income per share:
    Basic                                                       $       0.19  $       0.15
                                                                 ============  ============
    Diluted                                                     $       0.19  $       0.15
                                                                 ============  ============
Weighted-average shares outstanding:
    Basic                                                             44,032        41,843
                                                                 ============  ============
    Diluted                                                           45,882        44,231
                                                                 ============  ============

(1) Includes employee stock-based compensation charges under FAS 123(R) for the current period and under APB 25 for the prior period as follows:
      Cost of goods sold                                        $        164  $         39
      Research and development                                           958           212
      Sales and marketing                                              2,603           291
      General and administrative                                       2,691            40
                                                                 ------------  ------------
                                                                $      6,416  $        582
                                                                 ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

                                                                                March 31,     December 31,
                                                                                  2006           2005
                                                                              -------------  -------------
Assets
Current assets:
   Cash and cash equivalents                                                 $      92,084  $      76,149
   Investments                                                                     125,138        118,324
   Accounts receivable, net                                                         55,535         55,480
   Inventories                                                                       9,934          9,265
   Prepaid expenses and other current assets                                        20,306         16,387
                                                                              -------------  -------------
      Total current assets                                                         302,997        275,605
Property and equipment, net                                                         20,166         15,977
Goodwill and other intangible assets, net                                           15,204         15,377
Other assets                                                                         9,629          9,673
                                                                              -------------  -------------
      Total assets                                                           $     347,996  $     316,632
                                                                              =============  =============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                          $      10,551  $       9,308
   Accrued liabilities                                                              54,143         49,793
                                                                              -------------  -------------
      Total current liabilities                                                     64,694         59,101
Deferred rent and other                                                              5,324          4,051
Contingent purchase price                                                            3,556          3,424
                                                                              -------------  -------------
      Total liabilities                                                             73,574         66,576
                                                                              -------------  -------------
Commitments and contingencies (Note 7)

Stockholders' equity:
   Common stock, $0.001 par value per share                                             44             44
   Additional paid-in capital                                                      246,386        231,312
   Treasury stock, at cost                                                            (201)          (201)
   Deferred stock-based compensation, net                                               --           (116)
   Accumulated other comprehensive income                                              855            172
   Retained earnings                                                                27,338         18,845
                                                                              -------------  -------------
      Total stockholders' equity                                                   274,422        250,056
                                                                              -------------  -------------
      Total liabilities and stockholders' equity                             $     347,996  $     316,632
                                                                              =============  =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                 ----------------------
                                                                                    2006        2005
                                                                                 ----------  ----------
Cash flows from operating activities:
  Net income                                                                    $    8,493  $    6,421
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for accounts receivable allowances                                       264          83
    Provision for excess and obsolete inventories                                      175          54
    Depreciation and amortization                                                    1,399       1,031
    Loss on disposal of property and equipment                                         117          37
    Tax benefits related to stock-based compensation plans                             303       4,327
    Excess tax benefit related to stock-based compensation plans                      (889)         --
    Stock-based compensation                                                         6,614         721
    Changes in operating assets and liabilities:
       Accounts receivable                                                              84      (1,604)
       Inventories                                                                    (523)        277
       Prepaid expenses and other current assets                                    (1,808)      1,162
       Other assets                                                                     62        (274)
       Accounts payable                                                              1,203       2,291
       Accrued liabilities                                                           4,060      (1,558)
       Deferred rent and other                                                       1,455         223
                                                                                 ----------  ----------
                   Net cash provided by operating activities                        21,009      13,191
                                                                                 ----------  ----------
Cash flows from investing activities:
    Acquisition of property and equipment                                           (5,337)     (3,082)
    Maturities and sales of investments                                             22,325       8,750
    Purchase of investments                                                        (29,317)     (8,041)
                                                                                 ----------  ----------
                   Net cash used in investing activities                           (12,329)     (2,373)
                                                                                 ----------  ----------
Cash flows from financing activities:
    Proceeds from issuance of common stock                                           2,982       2,456
    Proceeds from exercise of stock options                                          3,193       2,381
    Excess tax benefit related to stock-based compensation plans                       889          --
                                                                                 ----------  ----------
                   Net cash provided by financing activities                         7,064       4,837
                                                                                 ----------  ----------
Effect of foreign exchange rate changes on cash and cash equivalents                   191        (232)
                                                                                 ----------  ----------
Net increase in cash and cash equivalents                                           15,935      15,423
Cash and cash equivalents at beginning of period                                    76,149      87,236
                                                                                 ----------  ----------
Cash and cash equivalents at end of period                                      $   92,084  $  102,659
                                                                                 ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1--Organization, Basis of Presentation, and Significant Accounting Policies:

Organization

Kyphon Inc. ("Kyphon" or the "Company") is a medical device company focused on the design, manufacture and marketing of instruments used in minimally invasive surgical therapies for the treatment and restoration of spinal anatomy. The Company is currently commercializing surgical tools that use its proprietary balloon technologies for the repair of spinal fractures. The Company markets its products through sales representatives in the United States, and through a combination of sales representatives, distributors and agents in its international markets. The Company is headquartered in Sunnyvale, California, and has subsidiaries in many of the major countries in Europe, as well as in Canada, Japan and Australia.

Basis of Presentation

The accompanying unaudited, condensed, consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any future period. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 2005, which was filed with the SEC on March 3, 2006.

Significant Accounting Policies

The Company's significant accounting policies are disclosed in the Company's Form 10-K for the year ended December 31, 2005. Except as noted below (see Note 2), the Company's significant accounting policies have not changed as of March 31, 2006.

NOTE 2--Stock-Based Compensation:

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan ("ESPP"), under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. The ESPP contains consecutive, overlapping twenty-four month offering periods. Each offering period includes four six-month purchase periods. The price of the common stock purchased shall be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The Company issued approximately 119,000 shares of common stock during the three months ended March 31, 2006. As of March 31, 2006, approximately 850,000 shares of common stock remained reserved for future issuance under the ESPP.

Stock Plans

The Company reserved shares of common stock for issuance under the 1996 Stock Incentive Plan (the "1996 Plan"). Under the 1996 Plan, the Board of Directors was authorized to issue incentive stock options to employees and nonqualified stock options to consultants or employees of the Company. The 1996 Plan is inactive, and no shares have been granted under the 1996 Plan since 2002. Upon adoption of the 2002 Stock Plan, all shares previously available for grant under the 1996 Plan were transferred to the 2002 Stock Plan. Any cancellations thereafter from the 1996 Plan are automatically added back to the 2002 Plan.

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases based on estimated fair values. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.  Employee stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2006 was $6,416,000. The Company previously used the intrinsic value method in accounting for its employee stock options, and presented disclosure of pro forma information as if the Company had accounted for stock-based compensation using the fair value method. The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R).  Accordingly, previously reported amounts have not been restated.  During the three months ended March 31, 2005, the Company recognized employee stock-based compensation expense of $582,000 under APB No. 25 related to stock options previously issued with exercise prices below the deemed fair market value of the Company's stock at the date of grant. Upon the adoption of SFAS No. 123(R) on January 1, 2006, the Company recorded a cumulative effect adjustment to eliminate the remaining deferred stock-based compensation relating to these equity awards. The deferred stock-based compensation balance of approximately $116,000 as of December 31, 2005 was eliminated against additional paid-in capital upon adoption. The Company did not record a cumulative effect adjustment to record estimated forfeitures for these stock-based awards upon the adoption of SFAS No. 123(R) as it was not significant.

Prior to the adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company provided a reconciliation of net income and net income per share to pro forma net income and pro forma net income per share had compensation cost for the Company's stock option grants to employees and employee stock purchases been determined based on the fair value of each option on the date of grant as follows (in thousands, except per share amounts):

                                                              Three Months Ended
                                                               March 31, 2005
                                                              ----------------
Net income, as reported                                         $      6,421
Add:  Stock-based employee compensation expense
    included in reported net income, net of related taxes                349
Deduct:  Total stock-based employee compensation
    expense, determined under fair value based
    method for all awards, net of related taxes                       (3,104)
                                                                 ------------
Pro forma net income                                            $      3,666
                                                                 ============
Net income per share
  Basic:
    As reported                                                 $       0.15
                                                                 ============
    Pro forma                                                   $       0.09
                                                                 ============
  Diluted:
    As reported                                                 $       0.15
                                                                 ============
    Pro forma                                                   $       0.08
                                                                 ============

Valuation and Expense Information under SFAS No. 123(R)

The Company estimates the value of employee stock options on the date of grant using a lattice-binomial model. The lattice-binomial model used by the Company to value employee stock options on the date of grant considers a range of assumptions related to volatility, risk-free interest rate and employee exercise behavior. Expected volatilities are based on a combination of implied market volatilities, historical volatility of the Company's stock price and other factors. The risk-free rate is derived from the U.S. Treasury zero-coupon yield curve in effect at the time of grant over the contractual term of the option. The lattice-binomial model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the lattice-binomial model and represents the period of time that options granted are expected to be outstanding.

The Company recognized stock-based compensation expense related to employee options and employee stock purchases as follows (in thousands):

                                          Three Months Ended
                                           March 31, 2006
                                          ----------------
Stock-based compensation by type of award:
  Employee stock options                 $          5,854
  Employee stock purchase plan                        772
  Amount capitalized as inventory                    (210)
                                          ----------------
Total stock-based compensation expense   $          6,416
                                          ================

As of March 31, 2006, the Company had an unrecorded deferred stock-based compensation balance related to stock options of approximately $38,141,000 after estimated forfeitures, which will be recognized over an estimated weighted-average remaining requisite service period of 2.6 years.  During the three months ended March 31, 2006, the Company granted 353,000 stock options with an estimated total grant-date fair value of approximately $3,986,000 after estimated forfeitures.

Valuation Assumptions

The weighted-average assumptions used are as follows:

                                   Three Months Ended March 31,
                                    ------------------------
                                       2006         2005
                                    -----------  -----------
Stock option plan:
   Risk-free interest rate                4.65%        3.75%
   Expected volatility                      44%          60%
   Expected life (in years)               4.42         4.00
   Dividend yield                           --           --
   Fair value per option granted        $13.50       $12.11

Stock purchase plan:
   Risk-free interest rate                4.59%        3.13%
   Expected volatility                      38%          60%
   Expected life (in years)               1.23         1.27
   Dividend yield                           --           --
   Fair value per share purchased       $13.42       $11.21

Activities under the 2002 Director Option Plan, the 2002 Stock Plan and the 1996 Plan, the ("Plans") for the three months ended March 31, 2006 are as follows:

                                               Options Outstanding
                                             ----------------------
                                                          Weighted
                                 Shares                   Average
                                Available    Number of    Exercise
                                for Grant      Shares      Price
                               -----------   ----------  ----------
Balances, January 1, 2006       2,574,358    7,078,412  $    21.78

Options granted                  (353,000)     353,000       38.78
Options exercised                      --     (261,991)      12.19
Options cancelled                 104,596     (104,596)      26.69
                               -----------   ----------  ----------

Balances, March 31, 2006        2,325,954    7,064,825  $    22.91
                               ===========   ==========  ==========

The options outstanding and exercisable at March 31, 2006 by exercise price ranges are as follows:

                                  Options Outstanding                             Options Exercisable
                   -------------------------------------------------------  -------------------------------------
                                    Weighted
                                    Average       Weighted     Aggregate                  Weighted     Aggregate
                                   Remaining      Average      Intrinsic                   Average     Intrinsic
    Range of         Number       Contractual     Exercise     Value (in      Options     Exercise     Value (in
Exercise Prices    Outstanding    Life in Years    Price       thousands)   Exercisable     Price      thousands)
----------------   -----------    ------------   ----------    -----------  -----------   ---------    ----------
 $0.05 - $3.00        657,128            4.71   $     1.18   $     23,670      656,971   $    1.18   $    23,664
 $6.95 - $9.98        375,462            6.84         8.70         10,701      165,969        8.60         4,747
 $10.50- $15.40     1,130,827            6.72        13.48         26,823      853,303       13.30        20,394
$19.40 - $27.66     3,146,471            8.27        24.04         41,408    1,132,859       23.77        15,214
$27.90 - $37.11       282,674            9.23        33.15          1,145       36,326       31.32           214
$37.30 - $45.34     1,472,263            9.44        39.07             --      163,474       38.28            --
                   -----------    ------------   ----------    -----------  -----------   ---------    ----------
                    7,064,825            7.90   $    22.91   $    103,747    3,008,902   $   15.91   $    64,233
                   ===========    ============   ==========    ===========  ===========   =========    ==========

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $37.20 per share as of March 31, 2006. The total number of in-the-money options exercisable as of March 31, 2006 was 2,845,000. As of December 31, 2005, there were 2,739,000 outstanding options exercisable, and the weighted-average exercise price was $14.40 per share.

The total intrinsic value of options exercised during the three months ended March 31, 2006 was approximately $6,781,000. The total cash received from employees as a result of employee stock option exercises during the three months ended March 31, 2006 was approximately $3,193,000.  In connection with these employee stock option exercises, the tax benefits realized by the Company for the three months ended March 31, 2006 was approximately $2,116,000. As of March 31, 2006, as a result of the adoption of SFAS No. 123(R), the Company recorded a $1,888,000 deferred tax asset for the book expenses associated with nonqualified stock options.

The Company settles employee stock option exercises with newly issued common shares.

Non-Employee Stock-Based Compensation

The Company accounts for equity instruments issued to non-employees at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The options generally vest ratably over four years. The values attributable to these options have been amortized over the service period on a graded vesting method, and the vested portion of these options is remeasured at each vesting date. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The Company recognized stock-based compensation expense related to non-employee options as follows (in thousands):

                                 Three Months End
                                     March 31,
                              ---------------------
                                  2006        2005
                              ---------   ---------
Research and development     $      40   $      27
Sales and marketing                157          86
General and administrative          --          25
                              ---------   ---------
                             $     197   $     138
                              =========   =========

NOTE 3--Net Income Per Share:

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by giving effect to all potentially dilutive common stock, including options. The dilutive effect of outstanding options is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of stock-based compensation. For the three months ended March 31, 2006 and 2005, 1,491,000 and 804,000 options outstanding, respectively, were not included in the computation of diluted net income per share for the Company because the effect would have been antidilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                                                   Three Months Ended
                                                                         March 31,
                                                                 --------------------------
                                                                     2006          2005
                                                                 ------------  ------------
Net income (1)                                                  $      8,493  $      6,421
                                                                 ============  ============

Basic weighted-average shares outstanding                             44,032        41,843
Dilutive effect of:
    Options to purchase common stock                                   1,850         2,388
                                                                 ------------  ------------
Diluted weighted-average shares outstanding                           45,882        44,231
                                                                 ============  ============

Net income per share:
    Basic (1)                                                   $       0.19  $       0.15
                                                                 ============  ============
    Diluted (1)                                                 $       0.19  $       0.15
                                                                 ============  ============

(1) Net income for the three months ended March 31, 2006 includes $4,339,000 of stock-based compensation expense, net of taxes.  The effect of recording stock-based compensation expense on basic and diluted net income per share was $0.10 and $0.09 per share, respectively.

NOTE 4--Comprehensive Income:

The changes in the components of other comprehensive income for the periods presented are as follows (in thousands):

                                                                       Three Months Ended
                                                                            March 31,
                                                                 --------------------------
                                                                     2006          2005
                                                                 ------------  ------------
Net income                                                      $      8,493  $      6,421
Changes in unrealized gains (losses) on available-for-sale
    investments, net of taxes                                             --           (17)
Translation adjustments                                                  683          (958)
                                                                 ------------  ------------
Total comprehensive income                                      $      9,176  $      5,446
                                                                 ============  ============

The components of other comprehensive income are as follows (in thousands):

                                                                                March 31,     December 31,
                                                                                  2006           2005
                                                                              -------------  -------------
Unrealized losses on available-for-sale investments, net of taxes            $        (137) $        (137)
Translation adjustments                                                                992            309
                                                                              -------------  -------------
                                                                             $         855  $         172
                                                                              =============  =============

NOTE 5--Inventories:

Inventories consisted of the following (in thousands):

                                      March 31,     December 31,
                                         2006          2005
                                     ------------  ------------
Raw materials                       $      4,073  $      4,331
Work-in-process                            2,467         1,656
Finished goods                             3,394         3,278
                                     ------------  ------------
                                    $      9,934  $      9,265
                                     ============  ============

NOTE 6--Goodwill and Intangible Assets:

Changes in the carrying amount of goodwill during the three months ended March 31, 2006 are as follows (in thousands):

Goodwill at January 1, 2006         $      4,310
Foreign currency translation                 108
                                     ------------
Total goodwill at March 31, 2006    $      4,418
                                     ============

The components of the Company's intangible assets are as follows (in thousands):

                                                                March 31, 2006
                                     ----------------------------------------------------------
                                        Gross        Foreign
                                       Carrying      Currency       Accumulated                 Amortization
                                        Amount     Translation      Amortization       Net         Period
                                     ------------  ------------     ------------   ------------ ------------
Developed technology                $     11,000  $         --     $       (275)  $     10,725    10 years
Patent                                       142            16              (97)            61    5 years
                                     ------------  ------------     ------------   ------------
Total intangibles                   $     11,142  $         16     $       (372)  $     10,786
                                     ============  ============     ============   ============

                                                             December 31, 2005
                                     ----------------------------------------------------------
                                        Gross        Foreign
                                       Carrying      Currency       Accumulated                 Amortization
                                        Amount     Translation      Amortization       Net         Period
                                     ------------  ------------     ------------   ------------ ------------
Developed technology                $     11,000  $         --     $         --   $     11,000    10 years
Patent                                       142            13              (88)            67    5 years
                                     ------------  ------------     ------------   ------------
Total intangibles                   $     11,142  $         13     $        (88)  $     11,067
                                     ============  ============     ============   ============

Amortization expense related to the Company's other intangible assets was approximately $283,000 and $8,000 for the three months ended March 31, 2006 and 2005, respectively. Based on the intangible assets balance at March 31, 2006, the Company expects to recognize amortization expense of approximately $849,000 for the remaining nine months of fiscal 2006, approximately $1,132,000 in 2007, approximately $1,105,000 in 2008, and approximately $1,100,000 for each year from 2009 through 2015.

NOTE 7--Commitments and Contingencies:

In November 2005, Dr. Harvinder Sandhu, a well-respected orthopaedic surgeon with whom the Company has an exclusive consulting relationship, and the Company filed suit in federal district court in Memphis, Tennessee against Medtronic Sofamor Danek ("MSD") and several other related corporate entities seeking compensatory and punitive damages and injunctive relief for breach of contract and related covenants, trade secret theft, fraud and correction of inventorship of several patents and patent applications presently owned by MSD, including U.S. Patent No. 6,676,665. The suit also requests, among other relief, that MSD transfer to Dr. Sandhu ownership of the disputed patent and patent applications. The dispute concerns inventions related to an expandable, mechanical bone tamp for use in treating vertebral compression fractures that Dr. Sandhu invented in the late 1990's and which he confidentially disclosed and discussed with MSD. The complaint alleges that MSD later filed for several patents encompassing and claiming Dr. Sandhu's inventions without naming him as inventor of that technology, and that it also incorporated Dr. Sandhu's inventions into its internal Equestra project without his permission. The litigation is in its early stages; trial has been set for April 2007. The Company intends to vigorously prosecute its and Dr. Sandhu's case against MSD.

In April 2006, MSD and several other related corporate entities filed suit against the Company in federal district court in the Northern District of California, alleging that the Company's vertebral bone tamps and/or related products infringe three angioplasty balloon dilatation catheter patents, numbers 4,820,349, 5,759,191 and 6,179,856, and a single claim of patent number 6,096,038, which generally concerns treatment of the disc space. The suit seeks damages based upon the making, using, selling and offering for sale of the Company's products, seeks enhanced damages for alleged willful infringement, and seeks to enjoin the Company's continued activities relating to these products. The Company believes the assertions of infringement are without merit. The suit against the Company also seeks a declaratory judgment that five of the Company's U.S. patents, numbers 4,969,888, 5,108,404, 6,235,043, 6,440,138, and 6,863,672, are invalid and not infringed by an "osteotome," which the Company believes is the Equestra product already at issue in the Memphis litigation. The Company also believes the declaratory judgment is baseless. Accordingly, the Company has already asked the federal court in Memphis to enjoin and prevent MSD from proceeding with its declaratory judgment in California. The Company has also filed an amended complaint in Memphis, affirmatively asserting the same five U.S. patents against MSD and accusing MSD of willfully infringing those patents through its development and commercialization of the Equestra. Although the Company intends to vigorously defend MSD's California lawsuit, MSD's action against the Company subjects the Company to potential liability for damages, including treble damages, and could require the Company to cease making, using or selling the affected products, or to obtain a license in order to continue to manufacture, use or sell the affected products. While the Company believes it has multiple meritorious defenses to this action, the Company cannot assure you that it ultimately will prevail on any issue in the litigation or that it will be able to successfully defend MSD's charges, nor can the Company provide assurance that any license required would be made available on commercially acceptable terms, if at all. Failure to successfully defend against MSD's action could harm the Company's business, financial condition and operating results. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss. No provision for any liability that may result upon the resolution of this matter has been made in the accompanying financial statements.

In addition, the Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect the Company's consolidated financial position, results of operations, or cash flows.

In February 2006, the Company entered into a six year lease agreement for a facility in London, England. The total commitment is approximately $266,000 to be paid over the term of the lease.

NOTE 8--Provision for Income Taxes:

Provision for income taxes was $6,550,000 at an effective tax rate of 43.5% for the three months ended March 31, 2006 as compared to $4,270,000 at an effective tax rate of 40.0% for the same period in 2005. The higher effective tax rate for 2006 is primarily due to the impact of expensing certain non-tax deductible stock-based compensation in accordance with SFAS No. 123(R), and the expiration of research and development credits in 2005.  As of March 31, 2006, the Company recorded a $1,888,000 deferred tax asset for the book expenses associated with the nonqualified stock options.

NOTE 9--Recent Accounting Pronouncements:

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, "Inventory Costs, an amendment of APB No. 43, Chapter 4." SFAS No. 151 amends APB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. Accordingly, the provisions of SFAS No. 151 were effective January 1, 2006 for the Company. The adoption of SFAS No. 151 did not have a material impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, those concerning our intentions, beliefs and expectations regarding our future growth, levels of expenses and operating results; developments in Medicare and third-party payor coverage and reimbursement of our products; the timing and success of our clinical trials and regulatory submissions; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements; our expectations regarding our revenues and customers; our distributors and territorial expansion efforts; our beliefs regarding ongoing legal activities with the government and third parties; and our plans to pursue research, development and commercialization of additional spine products developed internally or arising from acquisitions. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see the "Risk Factors" section in Item 1A of this Form 10-Q and in Item 1A of 2005 Form 10-K. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Form 10-Q. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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
  Liquidity and capital resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of March 31, 2006.
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

Executive Summary

Company Description. We are a global medical device company specializing in the design, manufacture and marketing of medical devices used to diagnose, treat and restore spinal anatomy using minimally invasive surgical technologies. Our devices are presently used primarily by spine specialists, including orthopaedic surgeons and neurosurgeons, interventional radiologists and interventional neuroradiologists, who repair compression fractures of the spine caused by osteoporosis, trauma, cancer or benign lesions through minimally invasive spine surgeries known as balloon kyphoplasty procedures. Our commercial products consist of our KyphX instruments, which are used to treat spinal fractures during balloon kyphoplasty, including our proprietary KyphX balloon technology, and our proprietary brands of bone filler materials. Most alternative treatments for these types of spinal fractures are either highly invasive or are only pain management therapies. In the third quarter of 2006, we anticipate full market launch of the Functional Anaesthetic Discography (FAD) product line acquired from the InnoSpine acquition in December 2005.

Our corporate headquarters and United States operations are located in Sunnyvale, California, where we conduct our manufacturing, warehousing, research and development, regulatory and administrative activities. Outside the United States, we operate a sales, clinical, regulatory and administrative facility in Brussels, Belgium, a research and biomaterials manufacturing facility in Rosbach, Germany, a clinical, regulatory and administrative facility in Japan, and we have direct selling operations in many of the major countries in Europe and Canada. In November 2005, we leased a facility which serves as a temporary facility in Neuchâtel, Switzerland for us to conduct administrative and distribution activities for our international business while we build a larger facility in that same location. We anticipate the larger facility should be available in 2007, and are currently evaluating financing options for it. We plan to conduct manufacturing, distribution, administrative and certain research and development activities in this Swiss facility to support the growth of our international business. Our global distribution network consists of a direct sales organization of approximately 450 individuals who market our products in the U.S., Europe and Canada. We also have distributors and sales agents in other countries in which we do not have a direct sales force. In Japan, we are presently focused primarily on procuring the appropriate governmental regulatory clearances and approvals necessary to market and sell our KyphX products, and we recently enrolled our sixth patient in our Japanese clinical trial.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment", which requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. Prior to January 1, 2006, we used the intrinsic value method in accounting for our employee stock options, and presented disclosure of pro forma information as if we had accounted for stock based compensation using the fair value method. We have chosen to implement SFAS No. 123(R) using the modified prospective method. Under this method, periods prior to January 1, 2006 are not restated to reflect stock-based compensation using a fair value method.

Products and Significant Business Trends. Our net sales consist of the sales of our KyphX instruments, including our KyphX Inflatable Bone Tamps, KyphX Inflation Syringe, KyphX Bone Access Systems, KyphX Bone Filler Device, KyphX Curettes, KyphX Bone Biopsy Device, KyphX HV-R Bone Cement, KyphX Mixer and our CE-Marked KyphOs calcium phosphate from our acquisition of Sanatis GmbH (Sanatis). In addition, we have commenced a limited initial launch of our FAD technology we recently successfully acquired from InnoSpine, Inc.

During the first quarter of 2006, our business experienced significant growth. Net sales in the first quarter of 2006 increased to $91.4 million, compared to $66.2 million in the first quarter of 2005, representing growth of 38%. We trained over 600 physicians during the first quarter of 2006, primarily in the United States and in Europe. In the U.S., we added 66 new hospitals to our customer base during the first quarter of 2006.

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

Significant Industry Factors. Our industry is impacted by numerous competitive, regulatory and other significant factors. The growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearances and compliance for our products, obtain adequate public and private payor reimbursements for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, and successfully market and distribute our products in a profitable manner. We, and the entire industry, are subject to extensive government regulation, including but not limited to the United States Food and Drug Administration. Failure to comply with all applicable regulatory and legal requirements could adversely affect our business and our financial condition, which could cause our stock price to decline. Additionally, our industry is highly competitive and our success depends on our ability to compete successfully. A detailed discussion of these and other factors is provided in Item 1A "Risk Factors " below.

Results of Operations

Three Months Ended March 31, 2006 and March 31, 2005

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

                                                              Three Months Ended March 31,
                                                    ------------------------------------------
                                                           2006                  2005
                                                    --------------------  --------------------
                                                                 % of                  % of
                                                     Amount    Net sales   Amount    Net sales
                                                    ---------  ---------  ---------  ---------
U.S. net sales                                     $  75,512         83% $  57,866         87%
International net sales                               15,916         17%     8,368         13%
                                                    ---------  ---------  ---------  ---------
Net sales                                             91,428        100%    66,234        100%
Cost of goods sold                                    10,965         12%     7,925         12%
                                                    ---------  ---------  ---------  ---------
Gross profit                                          80,463         88%    58,309         88%
                                                    ---------  ---------  ---------  ---------
Operating expenses:
    Research and development                           8,589          9%     5,460          8%
    Sales and marketing                               45,386         50%    34,985         53%
    General and administrative                        13,568         15%     7,698         12%
                                                    ---------  ---------  ---------  ---------
        Total operating expenses                      67,543         74%    48,143         73%
                                                    ---------  ---------  ---------  ---------
Income from operations                                12,920         14%    10,166         15%
Interest income and other, net                         2,123          2%       525          1%
                                                    ---------  ---------  ---------  ---------
Income before income taxes                            15,043         16%    10,691         16%
Provision for income taxes                             6,550          7%     4,270          6%
                                                    ---------  ---------  ---------  ---------
Net income                                         $   8,493          9% $   6,421         10%
                                                    =========  =========  =========  =========

Net Sales. Net sales increased $25.2 million, or 38%, for the three months ended March 31, 2006 as compared to the same period in 2005. The increases in net sales primarily resulted from an increase in the number of physicians trained in the use of our KyphX instruments as well as a 15% increase in the number of procedures performed by trained physicians per month compared to the same period in 2005. During the first quarter of 2006, over 600 physicians were trained in the use of our KyphX instruments. Domestic sales increased $17.6 million, or 30% for the three months ended March 31, 2006 as compared to the same period in 2005. International sales increased $7.5 million, or 90% for the three months ended March 31, 2006 as compared to the same period in 2005. International sales also reflected the unfavorable currency impact of $1.4 million in 2006 based on the prior year's same quarter average Euro rates. No customer accounted for more than 10% of total net sales for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, we had trained approximately 5,300 spine specialists in the U.S. and approximately 3,300 clinicians in other parts of the world, primarily in Europe. We believe the total number of potential physicians who may perform balloon kyphoplasty procedures using our products is approximately 11,000 in the U.S. Internationally, the number of physicians who may perform balloon kyphoplasty is not as well-defined, but we believe it to be more than 10,000. We have targeted at least $398 million in net sales for 2006.

Cost of Goods Sold. Cost of goods sold consists of material, labor, subcontract, and overhead costs. Cost of goods sold increased $3.0 million, or 38%, for the three months ended March 31, 2006 as compared to the same period in 2005. The absolute increase in cost of goods sold resulted primarily from increased material, labor, subcontract and overhead costs in relation to the increased sales volume of our products in addition to a $164,000 increase in stock-based compensation expense recognized in accordance with SFAS No. 123(R). Our cost of goods sold and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses and levels of production volume. As a percentage of net sales, we expect cost of goods sold to be in the range of 12% to 13% for 2006.

Research and Development. Research and development expenses consist of costs for product research, product development, clinical functions and outside costs related to clinical trials and personnel. Research and development expenses increased $3.1 million, or 57%, in the three months ended March 31, 2006 as compared to the same period in 2005. The increase was attributable to increased personnel costs of $808,000, a $760,000 increase in stock-based compensation expense recognized in accordance with SFAS No. 123(R), increased clinical studies expense of $542,000, increased consulting expenses of $279,000, and increased product testing and development expenditures of $243,000. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses in 2006 will increase in absolute dollars as compared to 2005, excluding the license acquisition charges of $21.0 million relating to Dr. Sandhu and to Dr. Berger in the prior year period, due largely to the commencement of clinical studies. We anticipate conducting significant additional clinical trial activity both in the United States and abroad to collect further data that may support the use and clinical efficacy of our products. As a percentage of net sales, we anticipate our research and development expenses to be in the range of 10% to 11% for 2006.

Sales and Marketing. Sales and marketing expenses consist of costs for personnel, physician training programs and marketing activities. Sales and marketing expenses increased $10.4 million, or 30%, in the three months ended March 31, 2006 as compared to the same period in 2005. The increase was primarily attributable to a $6.4 million increase in the costs of hiring, training and compensating additional direct selling representatives, $2.4 million stock-based compensation expense recognized in accordance with SFAS No. 123(R), and increased sales and marketing travel expenses of $1.2 million. As we continue to commercialize our KyphX instruments on a global basis, we expect to significantly increase our sales and marketing efforts and expenditures in absolute dollars while maintaining our sales and marketing expenses as a percentage of net sales at 47% to 48% for 2006.

General and Administrative. General and administrative expenses consist of costs for personnel, professional service fees, expenses related to legal issues and intellectual property rights, Sarbanes-Oxley compliance and general corporate expenses. General and administrative expenses increased $5.9 million, or 76%, in the three months ended 2006 as compared to the same period in 2005. The increase was primarily attributable to a $2.5 million increase in stock-based compensation expense recognized in accordance with SFAS No. 123(R), increased personnel costs of $1.8 million, increased consulting and outside professional service fees of $1.1 million, increased travel expenses of $394,000 and increased facility expenses of $381,000. The increases were offset partially by decreased litigation costs of $804,000. We expect general and administrative expenses to increase in the future as we add personnel, continue to expand our patent portfolio, incur additional public reporting, governmental compliance and investor-related expenses as a public company, incur increased litigation expenses prosecuting and defending various relevant legal claims, and incur start-up costs for our new facility in Switzerland. Therefore, we anticipate that our general and administrative expenses will increase in absolute dollars as we expand our infrastructure. As a percentage of net sales, we expect that our general and administrative expenses will be approximately 14% to 15% in 2006.

Interest Income and Other, Net. Interest income and other, net, increased $1.6 million, or 304%, in the three months ended March 31, 2006 as compared to the same period in 2005. The increase resulted primarily from an increase in interest income due to higher cash, cash equivalents and investment balances, as well as higher interest rates. Our cash, cash equivalents and investments balances were $217.2 million and $130.3 million as of March 31, 2006 and 2005, respectively.

Provision for Income Taxes. Provision for income taxes was $6.6 million at an effective tax rate of 43.5% for the three months ended March 31, 2006 as compared to $4.3 million at an effective tax rate of 40.0% for the same period in 2005. The higher effective tax rate for 2006 is primarily due to the impact of expensing certain non-tax deductible stock-based compensation in accordance with SFAS No. 123(R), and the expiration of research and development credits in 2005.  We recorded a $1.9 million deferred tax asset for the book expenses associated with the nonqualified stock options as of March 31, 2006. We believe that in 2006 our effective tax rate will be approximately 43% of income before taxes, with the actual amount of taxes paid reduced by the utilization of net operating loss and research and development tax credit carryforwards as well as deductions due to stock option activities.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases based on estimated fair values. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.  Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2006 was $6,416,000.   We previously used the intrinsic value method in accounting for our employee stock options, and presented disclosure of pro forma information as if we had accounted for stock based compensation using the fair value method. During the three months ended March 31, 2005, we recognized stock-based compensation expense of $582,000 related to employee stock options issued prior to our initial public offering with exercise prices below the deemed fair market value of our stock at the date of grant.

We estimate the value of employee stock options on the date of grant using a lattice-binomial model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

During the three months ended March 31, 2006, we recognized stock-based compensation charges related to our employee stock options and employee stock purchase plan of $5.9 million, and $772,000, respectively.  Of that total charge approximately $210,000 of stock-based compensation was capitalized as inventory as of March 31, 2006.  As of March 31, 2006, the unrecorded deferred stock-based compensation balance related to employee stock options was $38.1 million after estimated forfeitures and will be recognized over an estimated weighted-average remaining requisite service period of 2.6 years.

In our recent Proxy filing, we proposed that our shareholders approve a new Employee Stock Purchase Plan that, if approved, would take effect on and after the offering period ending February 1, 2007 under the current plan. Details of the proposed ESPP plan are included in that filing.

Stock-based compensation expense for stock options granted to non-employees is recognized as the stock options are earned. The stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. In connection with the grant of stock options to non-employees, we recorded stock-based compensation expense of approximately $197,000 and $138,000 for the three months ended March 31, 2006 and 2005, respectively.

Seasonality

Our business is seasonal in nature. Historically, demand for our products has been the highest in the first and second quarters in the U.S. and in the second and fourth quarters in Europe. In the U.S., during the fourth quarter, our net sales generally reflect the reduced number of selling days due to the holiday season. In Europe, we traditionally experience somewhat lower sales volumes in the third quarter months than throughout the rest of the year as a result of the European summer holiday schedule. In addition, the fourth quarter in Europe is typically favorably impacted by certain customers' budget utilization patterns and our distributors' fulfillment of their annual purchase commitments.

Liquidity and Capital Resources

As of March 31, 2006, we had $92.1 million of cash and cash equivalents, $125.1 million of short-term investments, and working capital of $238.3 million. Our cash and cash equivalents and investments increased by $22.7 million during the first quarter of 2006.

Cash Provided by Operating Activities. Our operating cash flow for the three months ended March 31, 2006 was primarily the result of our operational profitability. Net cash provided by operations was $21.0 million, attributable primarily to net income of $8.5 million adjusted for non-cash charges related to stock-based compensation of $6.6 million and depreciation and amortization expenses of $1.4 million. Net cash provided by operations for the three months ended March 31, 2005 was $13.2 million, attributable primarily to net income of $6.4 million adjusted for non-cash charges related to the tax benefits from stock-based compensation plans of $4.3 million and depreciation and amortization expenses of $1.0 million.

The increase in cash provided by operating activities for all periods was adjusted by changes in our working capital. During the three months ended March 31, 2006, accounts receivable decreased by $84,000 as we increased collection efforts; inventories increased by $523,000 in order to meet the increased demand for our products; prepaid expenses and other current assets increased by $1.8 million due to the timing of certain deposits and annual license fee payments; accounts payables increased by $1.2 million due to our increased operating expenses; accrued liabilities increased by $4.1 million due to increased payroll and income tax accruals; deferred rent and other increased $1.5 million due to additional facilities being leased. During the three months ended March 31, 2005, accounts receivable increased $1.6 million due to increased net sales; inventories decreased $277,000 due to improved inventory management; prepaid expenses and other current assets decreased by $1.2 million due to the timing of the prepaid expenses; accounts payables increased $2.3 million due to increased operating expenses; accrued liabilities decreased $1.6 million mainly due to decreased employee stock purchase and income tax accruals; deferred rent and other increased $223,000 due to additional facilities being leased.

In the first quarter of 2006, we adopted SFAS No. 123(R), which requires that the excess benefit of tax deductions over the recognized compensation cost for nonqualified employee stock options be reported as cash flow from financing activities rather than as cash flow from operations.

Cash Used in Investing Activities. Net cash used in investing activities was $12.3 million for the three months ended March 31, 2006 and resulted from the net investment purchases of $7.0 million, and purchases of property and equipment of $5.3 million primarily due to the outfitting of our Sunnyvale facility. Net cash used in investing activities was $2.4 million for the three months ended March 31, 2005 and resulted primarily from the purchase of information systems to improve our infrastructure and operating efficiencies.

Cash Provided by Financing Activities. Net cash provided by financing activities was $7.1 million during the three months ended March 31, 2006 and was attributable primarily to issuance of common stock under the employee stock purchase plan of $3.0 million and proceeds from the exercise of stock options of $3.2 million. Net cash provided by financing activities was $4.8 million during the three months ended March 31, 2005 and was attributable to proceeds from the issuance of common stock under the employee stock purchase plan of $2.5 million and exercise of stock options of $2.4 million.

Contractual Cash Obligations. As of March 31, 2006 we had contractual cash obligations as follows (in thousands):

                                                       Payment Due by Periods
                                   -----------------------------------------------------------------------
                                             Remainder of
                                    Total      2006      2007      2008      2009      2010    After 2010
                                   --------  --------  --------  --------  --------  --------  -----------
Operating leases                  $ 24,550  $  2,576  $  3,455  $  2,999  $  2,971  $  2,996  $     9,553
Consulting agreement                   175        50       100        25        --        --           --
License agreement                   15,000     5,000    10,000        --        --        --           --
Purchase commitments with contract
   manufactures and suppliers       11,182    10,870       312
Purchase obligations                 9,795     8,839       956
Asset retirement obligation            322        --        --        --        --        --          322
                                   --------  --------  --------  --------  --------  --------  -----------
Total commitments                 $ 61,024  $ 27,335  $ 14,823  $  3,024  $  2,971  $  2,996  $     9,875
                                   ========  ========  ========  ========  ========  ========  ===========

The amounts reflected in the table above for operating leases represent aggregate future minimum lease payments under non-cancellable facility leases. Portions of these payments and a portion of the asset retirement obligations are denominated in foreign currencies and were translated in the tables above based on their respective U.S. dollar exchange rates at March 31, 2006. These future payments are subject to foreign currency exchange rate risk.

We are obligated to make a series of payments totaling up to $15.0 million related to the license acquisition agreement with Dr. Sandhu. The payments of these additional obligations, which shall be paid annually unless accelerated, may be accelerated upon defined events and circumstances or may be forgiven upon the occurrence of a third party event, outside the control of the Company. Based on management judgment, ability and intent, this amount has been classified as a current liability as of March 31, 2006.

On December 30, 2005, we entered into a definitive agreement to acquire InnoSpine, Inc., a privately held company focused on developing and marketing its proprietary technology platform for the diagnosis and potential treatment of axial low back pain due to disc degeneration. The terms of the acquisition called for an initial purchase price of $2.5 million in cash to the shareholders of InnoSpine, plus the possibility of up to an additional $27.5 million in cash or stock, based on achievement of clinical and other milestones as well as royalties on future net sales. This contingent purchase price liability is not included in the table above.

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

Off-Balance Sheet Arrangements. We do not have any off-balance sheet financing as of March 31, 2006. All of our subsidiaries are included in the financial statements, and we do not have relationships with any special purpose entities.

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

Summary. We believe our current cash, cash equivalents, investments and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We anticipate conducting significant additional clinical trial activity both in the United States and abroad to collect further data that may support the use and clinical efficacy of our products. The costs of these trials will be significant. If existing cash, cash equivalents, and cash generated from operations are insufficient to satisfy our liquidity requirements, whether as a result of investment in new markets or businesses through both internal or external business development, expansion of product lines, additional clinical trials, possible increased capital expenditures, or for other reasons related to our business, we may seek to sell additional equity securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock, and could contain covenants that would restrict our operations. And additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or eliminate certain of our business expansion activities.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Principles Board (APB) Opinion No. 43, Chapter 4." SFAS No. 151 amends APB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. Accordingly, the provisions of SFAS No. 151 became effective January 1, 2006 for us. The adoption of SFAS No. 151 did not have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk at March 31, 2006 is related primarily to our investment portfolio. Our investment portfolio includes fixed rate debt instruments of high quality corporate issuers and asset-backed securities. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally held to maturity and the weighted average duration of our investments is 12 months or less. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. As of March 31, 2006, the carrying value of these investments approximates fair market value. We do not believe any of our investments are other than temporarily impaired at March 31, 2006.

We have operated mainly in the United States, and 83% and 87% of our sales were made in U.S. dollars for the three months ended March 31, 2006 and 2005, respectively. The majority of our non-U.S. sales are derived from European Union countries and denominated in the Euro. Monthly income and expense from our European operations are translated using average rates and balance sheets are translated using month-end rates. Differences are recorded within stockholders' equity as a component of accumulated other comprehensive income or to the income statement, as applicable. As our revenues denominated in currencies other than the dollar increase, we have an increased exposure to foreign currency rate risk. Based on our overall exposure for foreign currency at March 31, 2006, a hypothetical 10% change in foreign currency rates would not have a material impact on our net sales and operating expenses. We may elect to mitigate this rate risk, in part or in whole, through the purchase of forward currency contracts.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.    The Chief Executive Officer, Richard W. Mott, and Chief Operating Officer and Chief Financial Officer, Arthur T. Taylor, evaluated the effectiveness of Kyphon's disclosure controls and procedures as of the end of the period covered by this report, and concluded that Kyphon's disclosure controls and procedures were effective to ensure that the information Kyphon is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that the information required to be disclosed by Kyphon in the reports that it files or submits under the Exchange Act is accumulated and communicated to Kyphon's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.    During the quarter ended March 31, 2006, there were no changes in Kyphon's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Kyphon's internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2005, Dr. Harvinder Sandhu, a well-respected orthopaedic surgeon with whom Kyphon has an exclusive consulting relationship, and Kyphon filed suit in federal district court in Memphis, Tennessee against Medtronic Sofamor Danek ("MSD") and several other related corporate entities seeking compensatory and punitive damages and injunctive relief for breach of contract and related covenants, trade secret theft, fraud and correction of inventorship of several patents and patent applications presently owned by MSD, including U.S. Patent No. 6,676,665. The suit also requests, among other relief, that MSD transfer to Dr. Sandhu ownership of the disputed patent and patent applications. The dispute concerns inventions related to an expandable, mechanical bone tamp for use in treating vertebral compression fractures that Dr. Sandhu invented in the late 1990's and which he confidentially disclosed and discussed with MSD. The complaint alleges that MSD later filed for several patents encompassing and claiming Dr. Sandhu's inventions without naming him as inventor of that technology, and that it also incorporated Dr. Sandhu's inventions into its internal Equestra project without his permission. The litigation is in its early stages; trial has been set for April 2007. We intend to vigorously prosecute our and Dr. Sandhu's case against MSD.

In April 2006, MSD and several other related corporate entities filed suit against us in federal district court in the Northern District of California, alleging that our vertebral bone tamps and/or related products infringe three angioplasty balloon dilatation catheter patents, numbers 4,820,349, 5,759,191 and 6,179,856, and a single claim of patent number 6,096,038, which generally concerns treatment of the disc space. The suit seeks damages based upon the making, using, selling and offering for sale of our products, seeks enhanced damages for alleged willful infringement, and seeks to enjoin our continued activities relating to these products. We believe the assertions of infringement are without merit. The suit against us also seeks a declaratory judgment that five of our U.S. patents, numbers 4,969,888, 5,108,404, 6,235,043, 6,440,138, and 6,863,672, are invalid and not infringed by an "osteotome," which we believe is the Equestra product already at issue in the Memphis litigation. We also believe the declaratory judgment is baseless. Accordingly, we have already asked the federal court in Memphis to enjoin and prevent MSD from proceeding with its declaratory judgment in California. We have also filed an amended complaint in Memphis, affirmatively asserting the same five U.S. patents against MSD and accusing MSD of willfully infringing those patents through its development and commercialization of the Equestra. Although we intend to vigorously defend MSD's California lawsuit, MSD's action against us subjects us to potential liability for damages, including treble damages, and could require us to cease making, using or selling the affected products, or to obtain a license in order to continue to manufacture, use or sell the affected products. While we believe we have multiple meritorious defenses to this action, we cannot assure you that we ultimately will prevail on any issue in the litigation or that we will be able to successfully defend MSD's charges, nor can we provide assurance that any license required would be made available on commercially acceptable terms, if at all. Failure to successfully defend against MSD's action could harm our business, financial condition and operating results. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss.

In addition, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

The following are new or modified risk factors that should be read in conjunction with the risk factors disclosed in our 2005 Annual Report on Form 10-K:

We are involved in patent infringement litigation with Medtronic Sofamor Danek and related entities that may harm our competitive position, may be costly to us and may prevent us from selling our products.

In April 2006, MSD and several other related corporate entities filed suit against us in federal district court in the Northern District of California, alleging that our vertebral bone tamps and/or related products infringe three angioplasty balloon dilatation catheter patents, numbers 4,820,349, 5,759,191 and 6,179,856, and a single claim of patent number 6,096,038, which generally concerns treatment of the disc space. The suit seeks damages based upon the making, using, selling and offering for sale of our products, seeks enhanced damages for alleged willful infringement, and seeks to enjoin our continued activities relating to these products. The suit against us also seeks a declaratory judgment that five of our U.S. patents, numbers 4,969,888, 5,108,404, 6,235,043, 6,440,138, and 6,863,672, are invalid and not infringed by an "osteotome," which we believe is the Equestra product already at issue in the Memphis litigation. While we believe the assertions of infringement are without merit and the declaratory judgment is baseless, we cannot assure you that the outcome of this litigation will be favorable to us. If we lose the suit against us, it will hurt our competitive position, may be costly to us and may prevent us from selling our products. In addition, if we lose, we may need to obtain a license to the patented technology, which could be expensive, or could require us to license to MSD some of our own technology, which would result in a partial loss of our competitive advantage in the marketplace, each of which could seriously harm our business. If MSD is successful in its patent suit and is unwilling to grant us a license, we may be required to stop selling our products that are found to infringe any the asserted patents unless we can redesign them so they do not infringe, which we may be unable to do. In addition, if we lose, we could be required to pay damages, including treble damages, which could be substantial and harm our financial position.

Defending this suit and prosecuting our related suit against MSD in federal court in Memphis, Tennessee, will be expensive to litigate, the litigation may be protracted and our confidential information may be compromised. Whether or not we are successful in these lawsuits, this litigation could consume substantial amounts of our financial and managerial resources. At any time, MSD may file additional claims against us, or we may file further claims against MSD, which could increase the risk, expense and duration of the litigations. For more information on our litigation with MSD, see "Part II-Item 1: Legal Proceedings."

Public announcements of litigation events may hurt our stock price.

During the course of our lawsuits with MSD and our other legal activities, including the U.S. Attorney's Office (USAO) investigation of our sales and marketing practices, there may be public announcements of various proceedings or developments, including announcements concerning the results of hearings, motions and other issues. If securities analysts or investors perceive such information to be negative, it could have a substantial negative effect on the trading price of our stock.

We are aware that a complaint, which we believe is a qui tam complaint, is being evaluated by a U.S. Attorney's Office in connection with our marketing and sales practices, including those relating to the Medicare reimbursement available to our customer hospitals. If a subpoena or an enforcement or other action ultimately results from this investigation, our business and financial condition could be adversely affected which could cause our stock price to decline.

We have learned that sometime in 2005, the USAO received a complaint that we believe is a qui tam complaint that alleges impropriety in our business, including regarding our reimbursement practices. Although no subpoena has been issued to us, the USAO in connection with this complaint is investigating our sales and marketing practices, including those relating to Medicare reimbursement available to our customer hospitals, based on site-of-service, for using Kyphon's products in surgery, and has asked to review some of our documentation that may be relevant to the investigation. We believe we are in substantial compliance with the healthcare laws relevant to our Company. Even though we have not received a subpoena regarding the complaint or its allegations, we continue to voluntarily cooperate with the USAO, to permit the USAO to develop an informed opinion on whether or not to pursue any action in connection with the complaint based in part on the information we provide, although timing on that decision is uncertain.  At this time, we do not know whether the outcome of the investigation will have a material adverse impact to our business, and cannot assure you regarding any future path USAO or any related lawsuit may take. If an enforcement or other action results from the ongoing investigation, our business and financial condition could be adversely affected which could cause our stock price to decline.

Recent changes in the required accounting treatment for stock options will have a material negative impact on our financial statements and may affect our stock price.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards SFAS No. 123(R), pursuant to which we must measure all stock-based compensation awards, including grants of employee stock options, using a fair value-based method and record such expense in our consolidated financial statements.  We were required to expense employee stock-based compensation awards beginning January 1, 2006. Previously, we disclosed such expenses on a pro forma basis in the notes to our consolidated financial statements, but we did not record a charge for employee stock option expense in the financial statements. As a result of our beginning to comply with SFAS No. 123(R) as of January 1, 2006, our reported earnings decreased and we expect this trend to continue for the foreseeable future, which may affect our stock price. In addition, our reported earnings have increased volatility due to the tax impact and timing of employee stock option exercises, which could further negatively impact our financial statements and cause our stock price to decline.

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

ITEM 6. EXHIBITS
Number	Description

3.2 (7)	Amended and Restated Certificate of Incorporation of the registrant.

3.4 (7)	Amended and Restated Bylaws of the registrant.

4.1 (1)	Specimen common stock certificate of the registrant.

10.1* (1)	Form of Indemnification Agreement for directors and executive officers.

10.2* (1)	1996 Stock Option Plan, including form of option agreement.

10.3* (1)	2002 Stock Plan, including form of option agreement.

10.4* (1)	2002 Employee Stock Purchase Plan, including form of employee stock purchase plan subscription agreement.

10.5* (1)	2002 Director Option Plan, including form of option agreement.

10.8 (1)	Lease dated January 27, 2000 for office space located at 1350 Bordeaux Drive, Sunnyvale, CA 94089 and Second Amendment to Lease dated November 29, 2001.

10.8.1 (1)	Third Amendment to Lease dated March 29, 2002 for office space located at 1350 Bordeaux Drive, Sunnyvale, CA 94089.

10.9* (1)	Employment Agreement between the registrant and Gary L. Grenter dated July 16, 2001.

10.10 (1)	Promissory Note Secured by Deed of Trust between the registrant and Gary L. Grenter dated December 31, 2001.

10.11 (1)	Amended and Restated Stockholder Rights Agreement effective as of December 14, 1999, among the registrant and certain stockholders of the registrant.
10.12* (2)	Employment Agreement between the registrant and Richard W. Mott dated September 3, 2002.
10.13+(2)	Sublicense Agreement effective as of August 19, 2002, between the registrant and Bonutti Research, Inc.
10.14 (3)	Stock Purchase Agreement by and between Kyphon and the shareholders of Sanatis GmbH, dated February 15, 2003.
10.15 (4)	Lease dated September 18, 2003 for office spaces located at 1221 Crossman Avenue and 480 Java Drive, Sunnyvale, California.
10.16* (5)	Form of Severance Agreement entered into by and between Kyphon Inc. and its executive officers.
10.17* (5)	Severance Agreement, dated January 28, 2005, entered into by and between Kyphon Inc. and Richard W. Mott.
10.18 (6)	First Amendment to Lease Agreement, made as of September 28, 2005, by and between Moffett Office Park Investors LLC, a Delaware limited liability company, and Kyphon Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(2) Incorporated by reference from our Quarterly Report on Form 10-Q as filed with the Securities Exchange Commission on November 13, 2002.

(3) Incorporated by reference from our Current Report on Form 8-K as filed with the Securities Exchange Commission on March 7, 2003.

(4) Incorporated by reference from our Quarterly Report on Form 10-Q as filed with the Securities Exchange Commission on November 14, 2003.

(5) Incorporated by reference from our Current Report on Form 8-K as filed with the Securities Exchange Commission on February 1, 2005.

(6) Incorporated by reference from our Quarterly Report on Form 10-Q as filed with the Securities Exchange Commission on November 1, 2005.

(7) Incorporated by reference from our Annual Report on Form 10-K as filed with the Securities Exchange Commission on March 3, 2006.

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

Kyphon Inc.
Date: May 10, 2006	By: /s/ Richard W. Mott Richard W. Mott President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2006	By: /s/ Arthur T. Taylor Arthur T. Taylor Vice President, Chief Operating Officer and Chief Financial Officer (Principal Accounting and Financial Officer)