Form 10-Q
period 2006-06-30
KYPHON INC
filed 2006-08-08
CIK 1123313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES    ☐        NO    ☒

Class	Shares Outstanding at July 27, 2006
Common Stock, $0.001 par value	44,447,666

KYPHON INC.
FORM 10-Q
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KYPHON INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

                                                               Three Months Ended          Six Months Ended
                                                                   June 30,                    June 30,
                                                         --------------------------   --------------------------
                                                             2006          2005           2006          2005
                                                         ------------  ------------   ------------  ------------
Net sales                                               $    101,062  $     75,026   $    192,490  $    141,260
Cost of goods sold (1)                                        13,188         8,494         24,153        16,419
                                                         ------------  ------------   ------------  ------------
Gross profit                                                  87,874        66,532        168,337       124,841
                                                         ------------  ------------   ------------  ------------
Operating expenses:
    Research and development (1)                               9,939         7,638         18,528        13,098
    Sales and marketing (1)                                   48,649        36,174         94,035        71,159
    General and administrative (1)                            14,496        10,343         28,064        18,041
                                                         ------------  ------------   ------------  ------------
        Total operating expenses                              73,084        54,155        140,627       102,298
                                                         ------------  ------------   ------------  ------------
Income from operations                                        14,790        12,377         27,710        22,543
Interest income and other, net                                 2,080           819          4,203         1,344
                                                         ------------  ------------   ------------  ------------
Income before income taxes                                    16,870        13,196         31,913        23,887
Provision for income taxes                                     7,390         5,260         13,940         9,530
                                                         ------------  ------------   ------------  ------------
Net income                                              $      9,480  $      7,936   $     17,973  $     14,357
                                                         ============  ============   ============  ============
Net income per share:
    Basic                                               $       0.21  $       0.19   $       0.41  $       0.34
                                                         ============  ============   ============  ============
    Diluted                                             $       0.21  $       0.18   $       0.39  $       0.32
                                                         ============  ============   ============  ============
Weighted-average shares outstanding:
    Basic                                                     44,327        42,512         44,181        42,180
                                                         ============  ============   ============  ============
    Diluted                                                   46,221        44,660         46,091        44,453
                                                         ============  ============   ============  ============

(1) Includes employee stock-based compensation charges under FAS 123(R) for the periods within 2006 and under APB 25 for the periods within 2005 as follows:
    Cost of goods sold                                  $        393  $         35   $        557  $         74
    Research and development                                     943           200          1,901           412
    Sales and marketing                                        2,926           250          5,529           541
    General and administrative                                 2,665            31          5,356            71
                                                         ------------  ------------   ------------  ------------
                                                        $      6,927  $        516   $     13,343  $      1,098
                                                         ============  ============   ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

                                                                                June 30,      December 31,
                                                                                  2006           2005
                                                                              -------------  -------------
Assets
Current assets:
   Cash and cash equivalents                                                 $     119,609  $      76,149
   Investments                                                                     111,693        118,324
   Accounts receivable, net                                                         61,267         55,480
   Inventories                                                                      11,525          9,265
   Prepaid expenses and other current assets                                        23,025         16,387
                                                                              -------------  -------------
      Total current assets                                                         327,119        275,605
Property and equipment, net                                                         21,685         15,977
Goodwill and other intangible assets, net                                           15,157         15,377
Other assets                                                                         9,288          9,673
                                                                              -------------  -------------
      Total assets                                                           $     373,249  $     316,632
                                                                              =============  =============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                          $      10,292  $       9,308
   Accrued liabilities                                                              56,370         49,793
                                                                              -------------  -------------
      Total current liabilities                                                     66,662         59,101
Deferred rent and other                                                              5,256          4,051
Contingent purchase price                                                            3,484          3,424
                                                                              -------------  -------------
      Total liabilities                                                             75,402         66,576
                                                                              -------------  -------------
Commitments and contingencies (Note 7)

Stockholders' equity:
   Common stock, $0.001 par value per share                                             44             44
   Additional paid-in capital                                                      258,802        231,312
   Treasury stock, at cost                                                            (201)          (201)
   Deferred stock-based compensation, net                                               --           (116)
   Accumulated other comprehensive income                                            2,384            172
   Retained earnings                                                                36,818         18,845
                                                                              -------------  -------------
      Total stockholders' equity                                                   297,847        250,056
                                                                              -------------  -------------
      Total liabilities and stockholders' equity                             $     373,249  $     316,632
                                                                              =============  =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                                 ----------------------
                                                                                    2006        2005
                                                                                 ----------  ----------
Cash flows from operating activities:
  Net income                                                                    $   17,973  $   14,357
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for accounts receivable allowances                                       398         360
    Provision for excess and obsolete inventories                                      811         122
    Depreciation and amortization                                                    3,019       1,967
    Loss on disposal of property and equipment                                         177          37
    Tax benefits related to stock-based compensation plans                             170       7,300
    Excess tax benefit related to stock-based compensation plans                    (2,875)         --
    Stock-based compensation                                                        13,749       1,528
    Changes in operating assets and liabilities:
       Accounts receivable                                                          (4,840)     (5,859)
       Inventories                                                                  (2,667)        371
       Prepaid expenses and other current assets                                    (2,630)     (3,737)
       Other assets                                                                    443       2,034
       Accounts payable                                                                872         720
       Accrued liabilities                                                           5,972       4,248
       Deferred rent and other                                                       1,051          11
                                                                                 ----------  ----------
                   Net cash provided by operating activities                        31,623      23,459
                                                                                 ----------  ----------
Cash flows from investing activities:
    Acquisition of property and equipment                                           (8,057)     (3,272)
    Maturities and sales of investments                                             63,250      17,900
    Purchase of investments                                                        (56,737)    (17,064)
                                                                                 ----------  ----------
                   Net cash used in investing activities                            (1,544)     (2,436)
                                                                                 ----------  ----------
Cash flows from financing activities:
    Proceeds from issuance of common stock                                           2,982       2,456
    Proceeds from exercise of stock options                                          6,801       6,258
    Excess tax benefit related to stock-based compensation plans                     2,875          --
                                                                                 ----------  ----------
                   Net cash provided by financing activities                        12,658       8,714
                                                                                 ----------  ----------
Effect of foreign exchange rate changes on cash and cash equivalents                   723        (278)
                                                                                 ----------  ----------
Net increase in cash and cash equivalents                                           43,460      29,459
Cash and cash equivalents at beginning of period                                    76,149      87,236
                                                                                 ----------  ----------
Cash and cash equivalents at end of period                                      $  119,609  $  116,695
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

Basis of Presentation

The accompanying unaudited, condensed, consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any future period. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 2005, which was filed with the SEC on March 3, 2006.

Significant Accounting Policies

The Company's significant accounting policies are disclosed in the Company's Form 10-K for the year ended December 31, 2005. Except as noted below (see Note 2), the Company's significant accounting policies have not changed significantly as of June 30, 2006.

NOTE 2--Stock-Based Compensation:

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases based on estimated fair values. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.  Employee stock-based compensation expense recognized under SFAS No. 123(R) for the three months and six months ended June 30, 2006 were $6,927,000 and $13,343,000, respectively.  Prior to the adoption of SFAS 123(R), the Company used the intrinsic value method in accounting for its employee stock options, and presented disclosure of pro forma information as if the Company had accounted for stock-based compensation using the fair value method. The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R).  Accordingly, previously reported amounts have not been restated.  During the three months and six months ended June 30, 2005, the Company recognized employee stock-based compensation expense of $516,000 and $1,098,000, respectively, under APB No. 25 related to stock options previously issued with exercise prices below the deemed fair market value of the Company's common stock at the date of grant. Upon the adoption of SFAS No. 123(R) on January 1, 2006, the Company recorded a cumulative effect adjustment to eliminate the remaining unrecognized deferred stock-based compensation of approximately $116,000 against additional paid-in capital. The Company did not record a cumulative effect adjustment to record estimated forfeitures for these stock-based awards upon the adoption of SFAS No. 123(R) as it was not significant.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the "2002 ESPP"), under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. The Company's 2002 ESPP contains consecutive, overlapping twenty-four month offering periods. Each offering period includes four six-month purchase periods. The price of the common stock purchased shall be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The Company issued approximately 119,000 shares of common stock during the six months ended June 30, 2006. As of June 30, 2006, approximately 850,000 shares of common stock remained reserved for future issuance under the 2002 ESPP.

In June 2006, the Company's stockholders approved the adoption of the 2007 Employee Stock Purchase Plan (the "2007 ESPP"). The 2007 ESPP shall take effect after the final purchase date under the 2002 ESPP of February 1, 2007, which is also when the 2002 ESPP terminates.  The 2007 ESPP contains consecutive six-month offering periods. The price of the common stock purchased shall be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The maximum number of shares authorized for sale under the 2007 ESPP is 1,000,000. The Board of Directors may amend, suspend or terminate the 2007 ESPP at any time. The Company has determined that the cancellation of the 2002 ESPP effectively occurred in June 2006 at the time of the stockholders approval.  The 2007 ESPP reduces the "look-back" period available under any offering, by eliminating the 24-month "look-back" period presently available under the 2002 ESPP and replacing it with a six (6)-month "look-back" period.  As the cancellation of purchase periods subsequent to February 1, 2007 were not accompanied by a concurrent replacement grant, in accordance with the provisions of SFAS 123(R), unrecognized compensation cost of $562,000 was recognized immediately in June 2006 for the awards cancelled.

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

                                                         Three Months   Six Months
                                                            Ended         Ended
                                                           June 30,      June 30,
                                                             2005          2005
                                                         ------------  ------------
Net income, as reported                                 $      7,936  $     14,357
Add:  Stock-based employee compensation expense
    included in reported net income, net of related taxes        310           659
Deduct:  Total stock-based employee compensation
    expense, determined under fair value based
    method for all awards, net of related taxes               (3,349)       (6,453)
                                                         ------------  ------------
Pro forma net income                                    $      4,897  $      8,563
                                                         ============  ============
Net income per share
  Basic:
    As reported                                         $       0.19  $       0.34
                                                         ============  ============
    Pro forma                                           $       0.12  $       0.20
                                                         ============  ============
  Diluted:
    As reported                                         $       0.18  $       0.32
                                                         ============  ============
    Pro forma                                           $       0.11  $       0.19
                                                         ============  ============

Valuation and Expense Information under SFAS No. 123(R)

The Company estimates the value of employee stock options on the date of grant using a lattice-binomial model. The lattice-binomial model used by the Company to value employee stock options on the date of grant considers a range of assumptions related to volatility, risk-free interest rate and employee exercise behavior. Expected volatilities are based on a combination of implied market volatilities and historical volatility of the Company's stock price. The risk-free rate is derived from the U.S. Treasury zero-coupon yield curve in effect at the time of grant over the contractual term of the option. The lattice-binomial model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the lattice- binomial model and represents the period of time that options granted are expected to be outstanding.

The effect of recording stock-based compensation was as follows (in thousands, except per share amounts):

                                           Three Months     Six Months
                                              Ended           Ended
                                          June 30, 2006   June 30, 2006
                                          --------------  --------------
Stock-based compensation by type of award:
  Employee stock options                 $        5,645  $       11,326
  Employee stock purchase plan                    1,282           2,017
                                          --------------  --------------
Total stock-based compensation expense            6,927          13,343
Tax effect on stock-based compensation           (2,221)         (4,298)
                                          --------------  --------------
Net effect on net income                 $        4,706  $        9,045
                                          ==============  ==============
Effect on net income per share:
  Basic                                  $         0.11  $         0.20
  Diluted                                $         0.10  $         0.20

Stock-based compensation expense of $196,000 was capitalized and remained in inventory at the end of the second quarter of 2006. As of June 30, 2006, the Company had an unrecorded deferred stock-based compensation balance related to stock options of approximately $32,770,000 after estimated forfeitures, which will be recognized over an estimated weighted-average remaining requisite service period of 2.5 years.  As of June 30, 2006, the unrecorded deferred stock-based compensation balance related to employee stock purchase rights was $762,000 which will be recognized over the next seven months. During the six months ended June 30, 2006, the Company granted 577,000 stock options with an estimated total grant-date fair value of approximately $6,655,000 after estimated forfeitures.

Valuation Assumptions

The weighted-average assumptions used are as follows:

                                    Three Months Ended       Six Months Ended
                                         June 30,               June 30,
                                ----------------------  ----------------------
                                   2006        2005        2006        2005
                                ----------  ----------  ----------  ----------
Stock option plan:
   Risk-free interest rate           5.05%       3.83%       4.81%       3.78%
   Expected volatility                 44%         49%         44%         56%
   Expected life (in years)          4.51        3.53        4.45        3.84
   Dividend yield                      --          --          --          --
   Fair value per option granted   $13.73       $8.93      $13.59      $11.04

Stock purchase plan:
   Risk-free interest rate             --          --        4.59%       3.13%
   Expected volatility                 --          --          38%         60%
   Expected life (in years)            --          --        1.23        1.27
   Dividend yield                      --          --          --          --
   Fair value per share purchase       --          --      $13.42      $11.21

Activities under the 2002 Director Option Plan, the 2002 Stock Plan and the 1996 Plan, the ("Plans") for the six months ended June 30, 2006 are as follows:

                                                  Options Outstanding
                                                 ----------------------
                                                              Weighted
                                     Shares                   Average
                                    Available    Number of    Exercise
                                    for Grant      Shares      Price
                                   -----------   ----------  ----------
Balances, January 1, 2006           2,574,358    7,078,412  $    21.78

Options granted                      (576,750)     576,750       38.88
Options exercised                          --     (501,492)      13.56
Options cancelled/expired/forfeited   202,448     (202,448)      25.10
                                   -----------   ----------  ----------

Balances, June 30, 2006             2,200,056    6,951,222  $    23.69
                                   ===========   ==========  ==========

The options outstanding and exercisable at June 30, 2006 by exercise price ranges are as follows:

                                   Options Outstanding                            Options Exercisable
                   ----------------------------------------------------  ------------------------------------
                                  Weighted
                                  Average       Weighted     Aggregate                 Weighted    Aggregate
                                 Remaining      Average      Intrinsic                  Average    Intrinsic
    Range of         Number     Contractual     Exercise     Value (in     Options     Exercise    Value (in
Exercise Prices    Outstanding  Life in Years    Price      thousands)   Exercisable     Price     thousands)
----------------   -----------  ------------   ----------   -----------  -----------   ---------   ----------
 $0.05 - $3.00        608,649          4.44   $     1.16   $    22,642      608,649   $    1.16   $   22,642
 $6.95 - $9.98        320,514          6.59         8.62         9,532      172,242        8.50        5,143
 $10.50- $15.40     1,090,681          6.48        13.50        27,114      914,753       13.32       22,905
$19.40 - $27.66     2,970,025          8.01        24.05        42,501    1,278,383       23.85       18,549
$27.90 - $38.35     1,257,603          9.16        36.66         2,138      236,137       36.23          503
$38.36 - $45.34       703,750          9.36        41.10            --       48,496       40.90           --
                   -----------  ------------   ----------   -----------  -----------   ---------   ----------
                    6,951,222          7.74   $    23.69   $   103,927    3,258,660   $   17.00       69,742
                   ===========  ============   ==========   ===========  ===========   =========   ==========

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on options with an exercise price less than the Company's closing stock price of $38.36 per share as of June 30, 2006, which would have been received by the option holders had those option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was 3,210,000. As of December 31, 2005, there were 2,739,000 outstanding options exercisable, and the weighted-average exercise price was $14.40 per share.

The total intrinsic value of options exercised during the six months ended June 30, 2006 was approximately $12,879,000. The total cash received from employees as a result of employee stock option exercises during the six months ended June 30, 2006 was approximately $6,801,000.  In connection with these employee stock option exercises, the tax benefits realized by the Company for the six months ended June 30, 2006 was approximately $4,161,000. As of June 30, 2006, as a result of the adoption of SFAS No. 123(R), the Company recorded a $3,707,000 deferred tax asset for the book expenses associated with nonqualified stock options.

The Company settles employee stock option exercises with newly issued common shares.

Non-Employee Stock-Based Compensation

The Company accounts for equity instruments issued to non-employees at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Stock-based compensation expense related to stock options granted to non- employees is recognized as the stock options are earned. The options generally vest ratably over four years. The values attributable to these options have been amortized over the service period on a graded vesting method, and the vested portion of these options is remeasured at each vesting date. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The Company recognized stock- based compensation expense related to non-employee options as follows (in thousands):

                               Three Months Ended     Six Months Ended
                                  June 30,               June 30,
                           --------------------   --------------------
                               2006       2005        2006       2005
                           ---------  ---------   ---------  ---------
Research and development  $      42  $      38   $      82  $      65
Sales and marketing             167        142         324        228
General and administrative       --        112          --        137
                           ---------  ---------   ---------  ---------
                          $     209  $     292   $     406  $     430
                           =========  =========   =========  =========

NOTE 3--Net Income Per Share:

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by giving effect to all potentially dilutive common stock, including options to purchase common stock and employee stock purchase rights. The dilutive effect of outstanding options and employee stock purchase rights are reflected in diluted net income per share by application of the treasury stock method, which includes consideration of stock-based compensation. For the three months ended June 30, 2006 and 2005, respectively, 1,736,000 and 147,000 options outstanding were not included in the computation of diluted net income per share for the Company because the effect would be antidilutive. For the six months ended June 30, 2006 and 2005, respectively, 1,603,000 and 489,000 options outstanding were not included in the computation of diluted net income per share for the Company because the effect would be antidilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                                               Three Months Ended            Six Months Ended
                                                                   June 30,                      June 30,
                                                         --------------------------   --------------------------
                                                             2006          2005           2006          2005
                                                         ------------  ------------   ------------  ------------
Net income                                              $      9,480  $      7,936   $     17,973  $     14,357
                                                         ============  ============   ============  ============

Basic weighted-average shares outstanding                     44,327        42,512         44,181        42,180
Dilutive effect of:
    Options to purchase common stock                           1,894         2,148          1,910         2,273
                                                         ------------  ------------   ------------  ------------
Diluted weighted-average shares outstanding                   46,221        44,660         46,091        44,453
                                                         ============  ============   ============  ============

Net income per share:
    Basic                                               $       0.21  $       0.19   $       0.41  $       0.34
                                                         ============  ============   ============  ============
    Diluted                                             $       0.21  $       0.18   $       0.39  $       0.32
                                                         ============  ============   ============  ============

NOTE 4--Comprehensive Income:

The changes in the components of other comprehensive income for the periods presented are as follows (in thousands):

                                                               Three Months Ended             Six Months Ended
                                                                    June 30,                       June 30,
                                                         --------------------------   --------------------------
                                                             2006          2005           2006          2005
                                                         ------------  ------------   ------------  ------------
Net income                                              $      9,480  $      7,936   $     17,973  $     14,357
Changes in unrealized gains on available-for-sale
    investments, net of taxes                                     41            26             41             9
Translation adjustments                                        1,488        (1,590)         2,171        (2,548)
                                                         ------------  ------------   ------------  ------------
Total comprehensive income                              $     11,009  $      6,372   $     20,185  $     11,818
                                                         ============  ============   ============  ============

The components of other comprehensive income are as follows (in thousands):

                                                                                June 30,      December 31,
                                                                                  2006           2005
                                                                              -------------  -------------
Unrealized losses on available-for-sale investments, net of taxes            $         (96) $        (137)
Translation adjustments                                                              2,480            309
                                                                              -------------  -------------
                                                                             $       2,384  $         172
                                                                              =============  =============

NOTE 5--Inventories:

Inventories consisted of the following (in thousands):

                                       June 30,     December 31,
                                         2006          2005
                                     ------------  ------------
Raw materials                       $      5,587  $      4,331
Work-in-process                            2,343         1,656
Finished goods                             3,595         3,278
                                     ------------  ------------
                                    $     11,525  $      9,265
                                     ============  ============

NOTE 6--Goodwill and Intangible Assets:

Changes in the carrying amount of goodwill during the six months ended June 30, 2006 are as follows (in thousands):

Goodwill at January 1, 2006         $      4,310
Foreign currency translation                 341
                                     ------------
Total goodwill at June 30, 2006     $      4,651
                                     ============

The components of the Company's intangible assets are as follows (in thousands):

                                                              June 30, 2006
                                     ----------------------------------------------------------
                                        Gross        Foreign
                                       Carrying      Currency       Accumulated                 Amortization
                                        Amount     Translation      Amortization       Net         Period
                                     ------------  ------------     ------------   ------------ ------------
Developed technology                $     11,000  $         --     $       (550)  $     10,450    10 years
Patent                                       142            25             (111)            56    5 years
                                     ------------  ------------     ------------   ------------
Total intangibles                   $     11,142  $         25     $       (661)  $     10,506
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
                                     ============  ============     ============   ============

Amortization expense for the three months ended June 30, 2006 and 2005 was approximately $283,000 and $8,000, respectively. Amortization expense for the six months ended June 30, 2006 and 2005 was approximately $566,000 and $17,000, respectively. Based on the intangible assets balance at June 30, 2006, the Company expects to recognize amortization expense of approximately $567,000 for the remaining six months of fiscal 2006, approximately $1,133,000 in 2007, approximately $1,106,000 in 2008, and approximately $1,100,000 for each year from 2009 through 2015.

NOTE 7--Commitments and Contingencies:

In November 2005, Dr. Harvinder Sandhu, an orthopaedic surgeon with whom the Company has an exclusive consulting relationship, and the Company filed suit in federal district court in Memphis, Tennessee against Medtronic Sofamor Danek ("MSD") and several other related corporate entities seeking compensatory and punitive damages and injunctive relief for breach of contract and related covenants, trade secret theft, fraud and correction of inventorship of several patents and patent applications presently owned by MSD, including U.S. Patent No. 6,676,665. The suit also requests, among other relief, that MSD transfer to Dr. Sandhu ownership of the disputed patent and patent applications. The dispute concerns inventions related to an expandable, mechanical bone tamp for use in treating vertebral compression fractures that Dr. Sandhu invented in the late 1990's and which he confidentially disclosed and discussed with MSD. The complaint alleges that MSD later filed for several patents encompassing and claiming Dr. Sandhu's inventions without naming him as inventor of that technology, and that it also incorporated Dr. Sandhu's inventions into its internal Equestra project without his permission. The litigation is in its early stages; trial has been set for April 2007. The Company intends to vigorously prosecute its and Dr. Sandhu's case against MSD.

In April 2006, MSD and several other related corporate entities filed suit against the Company in federal district court in the Northern District of California, alleging that the Company's vertebral bone tamps and/or related products infringe three angioplasty balloon dilatation catheter patents, numbers 4,820,349, 5,759,191 and 6,179,856, and a single claim of patent number 6,096,038, which generally concerns treatment of the disc space. MSD has since dropped the '038 patent from the suit and asserted another dilatation catheter patent, number 5,759,173. The suit seeks damages based upon the making, using, selling and offering for sale of the Company's products, seeks enhanced damages for alleged willful infringement, and seeks to enjoin the Company's continued activities relating to these products. The Company believes the assertions of infringement against its products are without merit. The suit against the Company also seeks a declaratory judgment that five of the Company's U.S. patents, numbers 4,969,888, 5,108,404, 6,235,043, 6,440,138, and 6,863,672, are invalid and not infringed by an "osteotome," which the Company believes is the Equestra product already at issue in the Memphis litigation. Because the Company believes the request for declaratory judgment is without merit, the Company has asked the federal court in Memphis to enjoin and prevent MSD from proceeding with its declaratory judgment claim in California. The Company has also filed an amended complaint in Memphis, affirmatively asserting the same five U.S. patents against MSD and accusing MSD of willfully infringing those patents through its development and commercialization of the Equestra. Although the Company intends to vigorously defend MSD's California lawsuit, MSD's action against the Company subjects the Company to potential liability for damages, including treble damages, and could require the Company to cease making, using or selling the affected products, or to obtain a license in order to continue to manufacture, use or sell the affected products. While the Company believes it has multiple meritorious defenses to this action, the Company cannot assure you that it ultimately will prevail on any issue in the litigation or that it will be able to successfully defend MSD's charges, nor can the Company provide assurance that any license required would be made available on commercially acceptable terms, if at all. Failure to successfully defend against MSD's action could harm the Company's business, financial condition and operating results. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss. No provision for any liability that may result upon the resolution of this matter has been made in the accompanying financial statements.

In addition, the Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including employment- based claims and intellectual property litigation. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

In February 2006, the Company entered into a six-year lease agreement for a facility in London, England. The total commitment was approximately $266,000 to be paid over the term of the lease.

In May 2006, the Company entered into a Real Estate Leasing Contract with Credit Suisse (the "Lease Agreement") for a facility in Neuchâtel, Switzerland.   The Lease Agreement became effective in July 2006 upon Credit Suisse's purchase of the land. The Lease Agreement has a term of 15 years with a fixed purchase option at expiration.  The total commitment under the Lease Agreement is estimated at CHF 23,000,000 (approximately $18,800,000 in U.S. dollars per the exchange rate as of June 30, 2006), which includes the purchase of land and construction of the facility.  In connection with the Lease Agreement, the Company entered into a Guaranty with Credit Suisse (the "Guaranty") in the amount of CHF 11,000,000 (approximately $9,000,000) with respect to its subsidiaries' obligations under the Lease Agreement. In addition, the Company is obligated to issue a CHF 4,500,000 (approximately $3,700,000) letter of credit to Credit Suisse.

NOTE 8--Provision for Income Taxes:

Provision for income taxes was $7,390,000 at an effective tax rate of 43.8% for the three months ended June 30, 2006 as compared to $5,260,000 at an effective tax rate of 39.9% for the same period in 2005. Provision for income taxes was $13,940,000 at an effective tax rate of 43.7% for the six months ended June 30, 2006 as compared to $9,530,000 at an effective tax rate of 39.9% for the same period in 2005. The higher effective tax rate for 2006 is primarily due to the impact of expensing certain non-tax deductible stock-based compensation in accordance with SFAS No. 123(R), and the expiration of research and development credits in 2005.  As of June 30, 2006, the Company recorded a $3,707,000 deferred tax asset for the book expenses associated with the nonqualified stock options.

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" ("FIN 48").  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its financial reporting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, those concerning our intentions, beliefs and expectations regarding our future growth, levels of expenses and operating results; developments in Medicare and third-party payor coverage and reimbursement of our products; the timing and success of our clinical trials and regulatory submissions; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements; our expectations regarding our revenues and customers; our distributors and territorial expansion efforts; our beliefs regarding ongoing legal activities with the government and third parties; and our plans to pursue research, development and commercialization of additional spine products developed internally or arising from acquisitions. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see the "Risk Factors" section in Item 1A of this Form 10-Q and in Item 1A of our most recent Annual Report on Form 10- K. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Form 10-Q. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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
  Liquidity and capital resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of June 30, 2006.
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

Executive Summary

Company Description. We are a global medical device company specializing in the design, manufacture, marketing and sale of medical devices used to diagnose, treat and restore spinal anatomy using minimally invasive surgical technologies. Our devices are presently used primarily by spine specialists, including orthopaedic surgeons and neurosurgeons, interventional radiologists and interventional neuroradiologists, who repair compression fractures of the spine caused by osteoporosis, trauma, cancer or benign lesions through minimally invasive spine surgeries known as balloon kyphoplasty procedures. Our commercial products consist of our KyphX instruments, which are used to treat spinal fractures during balloon kyphoplasty, including our proprietary KyphX balloon technology, and our proprietary brands of bone filler materials. Most alternative treatments for these types of spinal fractures are either highly invasive or are only pain management therapies. We have commenced a limited initial launch of our Functional Anaesthetic Discography (FAD) technology, which we acquired through our acquisition of InnoSpine, Inc. in December 2005. We anticipate full market launch of the FAD product line by the first quarter of 2007.

Our corporate headquarters and United States operations are located in Sunnyvale, California, where we conduct our manufacturing, warehousing, research and development, regulatory and administrative activities. Outside the United States, we operate a sales, clinical, regulatory and administrative facility in Brussels, Belgium, a research and biomaterials manufacturing facility in Rosbach, Germany, a clinical, regulatory and administrative facility in Japan, and we have direct selling operations in many of the major countries in Europe and Canada. In November 2005, we leased a facility which serves as a temporary facility in Neuchâtel, Switzerland for us to conduct administrative and distribution activities for our international business while we build a larger facility in that same location. In May 2006, we entered into a Real Estate Leasing Contract with Credit Suisse for the financing of the new facility. We anticipate the larger facility should be available in 2007. We plan to conduct manufacturing, distribution, administrative and certain research and development activities in the Switzerland facility to support the growth of our international business. Our global distribution network consists of a direct sales organization of more than 475 individuals who market our products in the U.S., Europe and Canada. We also have distributors and sales agents in other countries in which we do not have a direct sales force. In Japan, we are presently focused primarily on procuring the appropriate governmental regulatory clearances and approvals necessary to market and sell our KyphX products, and as of July 26, 2006, we have enrolled 30 of the 81 patients required in our Japanese clinical trial.

In July 2006, Frank M. Phillips, M.D. joined our board of directors. Dr. Phillips is currently Professor of Orthopaedic Surgery and Director of the Section of Minimally Invasive Spine Surgery at Rush University Medical Center in Chicago. Prior to this position, Dr. Phillips served as the Director of The University of Chicago Spine Center, in addition to being an Associate Professor of Surgery at The University of Chicago. Dr. Phillips is certified by the American Board of Orthopaedic Surgery and has authored over 50 clinical and basic science publications and presentations dealing with spinal procedures.

Products and Significant Business Trends. Our net sales result from the sales of our KyphX instruments, including our KyphX Inflatable Bone Tamps, KyphX Inflation Syringe, KyphX Bone Access Systems, KyphX Bone Filler Devices, Latitude Curettes, our Bone Biopsy Device, KyphX HV-R Bone Cement, KyphX Mixer and our CE-Marked KyphOs calcium phosphate from our acquisition of Sanatis GmbH (Sanatis). In addition, we have commenced a limited initial launch of our FAD technology, which we recently acquired through our acquisition of InnoSpine, Inc.

During the first six months of 2006, our business experienced significant growth. Net sales in the first six months of 2006 increased to $192.5 million, compared to $141.3 million in the first six months of 2005, representing growth of 36%. We trained approximately 1,300 physicians during the first six months of 2006, primarily in the United States and in Europe. In the U.S., we added 138 new hospitals to our customer base during the first six months of 2006.

We have moved beyond our original sole focus of spinal deformity correction through treatment of vertebral compression fractures, to our second business focus, disc repair and regeneration. We have a variety of internal resources dedicated to supporting research and development in this area as well as potential business development opportunities. Our third business focus, cancer therapy aimed at addressing the actual cancerous conditions that affect the spine rather than merely the effects of those cancerous conditions, such as vertebral compression fractures, remains an area of interest for us and we continue to investigate how and when best to enter that area. We believe both additional business initiatives provide further opportunity to grow our company in the area of minimally invasive spinal diagnosis and therapies.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment," which requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. Prior to January 1, 2006, we used the intrinsic value method in accounting for our employee stock options, and presented disclosure of pro forma information as if we had accounted for stock based compensation using the fair value method. We have chosen to implement SFAS No. 123(R) using the modified prospective method. Under this method, periods prior to January 1, 2006 are not restated to reflect stock-based compensation using a fair value method.

Significant Industry Factors. Our industry is impacted by numerous competitive, regulatory and other significant factors. The growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearances and compliance for our products, obtain adequate public and private payor reimbursements for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, and successfully market and distribute our products in a profitable manner. We, and the entire industry, are subject to extensive government regulation, including but not limited to the United States Food and Drug Administration. Failure to comply with all applicable regulatory and legal requirements could adversely affect our business and our financial condition, which could cause our stock price to decline. Additionally, our industry is highly competitive and our success depends on our ability to compete successfully. A detailed discussion of these and other factors is provided in the "Risk Factors" section below and in Item 1A of our most recent Annual Report on Form 10-K.

Results of Operations

Three Months Ended June 30, 2006 and June 30, 2005

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

                                                            Three Months Ended June 30,
                                                    ------------------------------------------
                                                               2006                  2005
                                                    --------------------  --------------------
                                                                 % of                  % of
                                                     Amount    Net sales   Amount    Net sales
                                                    ---------  ---------  ---------  ---------
U.S. net sales                                     $  81,641         81% $  63,697         85%
International net sales                               19,421         19%    11,329         15%
                                                    ---------  ---------  ---------  ---------
Net sales                                            101,062        100%    75,026        100%
Cost of goods sold                                    13,188         13%     8,494         11%
                                                    ---------  ---------  ---------  ---------
Gross profit                                          87,874         87%    66,532         89%
                                                    ---------  ---------  ---------  ---------
Operating expenses:
    Research and development                           9,939         10%     7,638         10%
    Sales and marketing                               48,649         48%    36,174         48%
    General and administrative                        14,496         14%    10,343         14%
                                                    ---------  ---------  ---------  ---------
        Total operating expenses                      73,084         72%    54,155         72%
                                                    ---------  ---------  ---------  ---------
Income from operations                                14,790         15%    12,377         17%
Interest income and other, net                         2,080          2%       819          1%
                                                    ---------  ---------  ---------  ---------
Income before income taxes                            16,870         17%    13,196         18%
Provision for income taxes                             7,390          8%     5,260          7%
                                                    ---------  ---------  ---------  ---------
Net income                                         $   9,480          9% $   7,936         11%
                                                    =========  =========  =========  =========

Net Sales. Net sales increased $26.0 million, or 35%, for the three months ended June 30, 2006 as compared to the same period in 2005. The increases in net sales primarily resulted from an increase in the number of physicians trained in the use of our KyphX instruments as well as a 12% increase in the number of procedures performed by trained physicians per month compared to the same period in 2005. During the second quarter of 2006, over 650 physicians were trained in the use of our KyphX instruments. Domestic sales increased $17.9 million, or 28% for the three months ended June 30, 2006 as compared to the same period in 2005. International sales increased $8.1 million, or 71% for the three months ended June 30, 2006 as compared to the same period in 2005. No customer accounted for more than 10% of total net sales for the three months ended June 31, 2006 and 2005, respectively. As of June 30, 2006, we had trained approximately 5,560 spine specialists in the U.S. and approximately 3,760 clinicians in other parts of the world, primarily in Europe. We believe the total number of potential physicians who may perform balloon kyphoplasty procedures using our products is approximately 11,000 in the U.S. Internationally, the number of physicians who may perform balloon kyphoplasty is not as well-defined, but we believe it to be more than 10,000. We have targeted at least $398 million in net sales for 2006.

Cost of Goods Sold. Cost of goods sold consists of material, labor, subcontract, and overhead costs. Cost of goods sold increased $4.7 million, or 55%, for the three months ended June 30, 2006 as compared to the same period in 2005. The increase in cost of goods sold resulted primarily from increased material, labor, subcontract and overhead costs in relation to the increased sales volume of our products in addition to a $358,000 increase in stock-based compensation expense due to the adoption of SFAS No. 123(R), the impact of $275,000 in amortization of intangibles for our FAD product line to cost of goods sold and increased inventory reserves taken in the quarter. Our cost of goods sold and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses and levels of production volume. As a percentage of net sales, we expect cost of goods sold to be in the range of 12% to 13% for 2006.

Research and Development. Research and development expenses consist of costs for product research, product development, clinical functions and outside costs related to clinical trials and personnel. Research and development expenses increased $2.3 million, or 30%, in the three months ended June 30, 2006 as compared to the same period in 2005. The increase was primarily attributable to increased consulting expenses of $882,000, a $747,000 increase in stock-based compensation expense due to the adoption of SFAS No. 123(R), increased personnel costs of $693,000, and increased clinical studies expense of $574,000. The prior year period included a license acquisition charge of $1.0 million to Dr. Lee Berger. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses in 2006 will increase in absolute dollars as compared to 2005, excluding the license acquisition charges of $21.0 million relating to Dr. Sandhu and to Dr. Berger in the prior year period, due largely to the commencement of clinical studies. We anticipate conducting significant additional clinical trial activity both in the United States and abroad to collect further data that may support the use and clinical efficacy of our products. As a percentage of net sales, we anticipate our research and development expenses to be in the range of 10% to 11% for 2006.

Sales and Marketing. Sales and marketing expenses consist of costs for personnel, physician training programs and marketing activities. Sales and marketing expenses increased $12.5 million, or 34%, in the three months ended June 30, 2006 as compared to the same period in 2005. The increase was primarily attributable to a $7.1 million increase in the costs of hiring, training and compensating additional direct selling representatives, $2.7 million increase in stock-based compensation expense due to the adoption of SFAS No. 123(R), and increased sales and marketing travel expenses of $1.8 million. As we continue to commercialize our KyphX instruments on a global basis, we expect to significantly increase our sales and marketing efforts and expenditures in absolute dollars while maintaining our sales and marketing expenses as a percentage of net sales at 47% to 48% for 2006.

General and Administrative. General and administrative expenses consist of costs for personnel, professional service fees, expenses related to legal issues and intellectual property rights, Sarbanes-Oxley compliance and general corporate expenses. General and administrative expenses increased $4.2 million, or 40%, in the three months ended June 30, 2006 as compared to the same period in 2005. The increase was primarily attributable to a $2.5 million increase in stock-based compensation expense due to the adoption of SFAS No. 123(R), and increased personnel costs of $2.1 million. The increases were offset partially by decreased litigation costs of $1.1 million. We expect general and administrative expenses to increase in the future as we add personnel, continue to expand our patent portfolio, incur additional public reporting, governmental compliance and investor-related expenses as a public company, incur increased litigation expenses prosecuting and defending various relevant legal claims, and incur start-up costs for our new facility in Switzerland. Therefore, we anticipate that our general and administrative expenses will increase in absolute dollars as we expand our infrastructure. As a percentage of net sales, we expect that our general and administrative expenses will be approximately 14% to 15% in 2006.

Interest Income and Other, Net. Interest income and other, net, increased $1.3 million, or 154%, in the three months ended June 30, 2006 as compared to the same period in 2005. The increase resulted primarily from an increase in interest income due to higher cash, cash equivalents and investment balances, as well as higher interest rates. Our cash, cash equivalents and investments balances were $231.3 million and $144.1 million as of June 30, 2006 and 2005, respectively.

Provision for Income Taxes. Provision for income taxes was $7.4 million at an effective tax rate of 43.8% for the three months ended June 30, 2006 as compared to $5.3 million at an effective tax rate of 39.9% for the same period in 2005. The higher effective tax rate for 2006 is primarily due to the impact of expensing certain non-tax deductible stock-based compensation in accordance with SFAS No. 123(R), and the expiration of federal research and development credits in 2005.  We recorded a $3.7 million deferred tax asset for the book expenses associated with the nonqualified stock options as of June 30, 2006. We believe that in 2006 our effective tax rate will be approximately 44.0% of income before taxes, with the actual amount of taxes paid reduced by the utilization of net operating loss and research and development tax credit carryforwards as well as deductions due to stock option activities.

Six Months Ended June 30, 2006 and June 30, 2005

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

                                                               Six Months Ended June 30,
                                                    ------------------------------------------
                                                             2006                  2005
                                                    --------------------  --------------------
                                                                 % of                  % of
                                                     Amount    Net sales   Amount    Net sales
                                                    ---------  ---------  ---------  ---------
U.S. net sales                                     $ 157,153         82% $ 121,563         86%
International net sales                               35,337         18%    19,697         14%
                                                    ---------  ---------  ---------  ---------
Net sales                                            192,490        100%   141,260        100%
Cost of goods sold                                    24,153         13%    16,419         12%
                                                    ---------  ---------  ---------  ---------
Gross profit                                         168,337         87%   124,841         88%
                                                    ---------  ---------  ---------  ---------
Operating expenses:
    Research and development                          18,528         10%    13,098          9%
    Sales and marketing                               94,035         49%    71,159         50%
    General and administrative                        28,064         14%    18,041         13%
                                                    ---------  ---------  ---------  ---------
        Total operating expenses                     140,627         73%   102,298         72%
                                                    ---------  ---------  ---------  ---------
Income from operations                                27,710         14%    22,543         16%
Interest income and other, net                         4,203          3%     1,344          1%
                                                    ---------  ---------  ---------  ---------
Income before income taxes                            31,913         17%    23,887         17%
Provision for income taxes                            13,940          8%     9,530          7%
                                                    ---------  ---------  ---------  ---------
Net income                                         $  17,973          9% $  14,357         10%
                                                    =========  =========  =========  =========

Net Sales. Net sales increased $51.2 million, or 36%, for the six months ended June 30, 2006 as compared to the same period in 2005. The increases in net sales primarily resulted from an increase in the number of physicians trained in the use of our KyphX instruments as well as a 14% increase in the number of procedures performed by trained physicians per month compared to the same period in 2005. Domestic sales increased $35.6 million, or 29% for the six months ended June 30, 2006 as compared to the same period in 2005. International sales increased $15.6 million, or 79% for the three months ended June 30, 2006 as compared to the same period in 2005. International sales also reflected the unfavorable currency impact of $1.5 million in 2006 based on the prior year's first six months' average Euro rates. No customer accounted for more than 10% of total net sales for the six months ended June 30, 2006 and 2005.

Cost of Goods Sold. Cost of goods sold increased $7.7 million, or 47%, for the six months ended June 30, 2006 as compared to the same period in 2005. The increase in cost of goods sold resulted primarily from increased material, labor, subcontract and overhead costs in relation to the increased sales volume of our products in addition to a $483,000 increase in stock-based compensation expense due to the adoption of SFAS No. 123(R), the impact of $275,000 in amortization of intangibles for our FAD product line to cost of goods sold and increased inventory reserves taken during the six months of 2006.

Research and Development. Research and development expenses increased $5.4 million, or 41%, in the six months ended June 30, 2006 as compared to the same period in 2005. The increase was primarily attributable to increased personnel costs of $1.5 million, a $1.5 million increase in stock- based compensation expense due to the adoption of SFAS No. 123(R), increased consulting expenses of $1.2 million, and increased clinical studies expense of $1.1 million. The prior year period included a license acquisition charge of $1.0 million to Dr. Lee Berger.

Sales and Marketing. Sales and marketing expenses increased $22.9 million, or 32%, in the six months ended June 30, 2006 as compared to the same period in 2005. The increase was primarily attributable to a $13.5 million increase in the costs of hiring, training and compensating additional direct selling representatives, $5.1 million increase in stock-based compensation expense due to the adoption of SFAS No. 123(R), and increased sales and marketing travel expenses of $3.0 million.

General and Administrative. General and administrative expenses increased $10.0 million, or 56%, in the six months ended 2006 as compared to the same period in 2005. The increase was primarily attributable to a $5.1 million increase in stock-based compensation expense due to the adoption of SFAS No. 123(R), increased personnel costs of $3.9 million, increased facility expenses of $824,000, and increased travel expenses of $691,000. The increases were offset partially by decreased litigation costs of $1.9 million.

Interest Income and Other, Net. Interest income and other, net, increased $2.9 million, or 213%, in the six months ended June 30, 2006 as compared to the same period in 2005. The increase resulted primarily from an increase in interest income due to higher cash, cash equivalents and investment balances, as well as higher interest rates.

Provision for Income Taxes. Provision for income taxes was $13.9 million at an effective tax rate of 43.7% for the six months ended June 30, 2006 as compared to $9.5 million at an effective tax rate of 39.9% for the same period in 2005. The higher effective tax rate for 2006 is primarily due to the impact of expensing certain non-tax deductible stock-based compensation in accordance with SFAS No. 123(R), and the expiration of federal research and development credits in 2005.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchase rights based on estimated fair values. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.  Stock-based compensation expense recognized under SFAS No. 123(R) for the three and six months ended June 30, 2006 was $6.9 million and $13.3 million, respectively.  We previously used the intrinsic value method in accounting for our employee stock options and employee stock purchase rights, and presented disclosure of pro forma information as if we had accounted for stock-based compensation using the fair value method. During the three and six months ended June 30, 2005, we recognized stock-based compensation expense of $516,000 and $1.1 million, respectively, related to employee stock options issued prior to our initial public offering with exercise prices below the deemed fair market value of our stock at the date of grant.

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

During the three months ended June 30, 2006, we recognized stock-based compensation charges related to our employee stock options and employee stock purchase plan of $5.6 million, and $1.3 million, respectively.  During the six months ended June 30, 2006, we recognized stock-based compensation charges related to our employee stock options and employee stock purchase plan of $11.3 million, and $2.0 million, respectively.  Stock-based compensation expense of $196,000 was capitalized and remained in inventory at the end of the second quarter of 2006. As of June 30, 2006, the unrecorded deferred stock-based compensation balance related to employee stock options was $32.8 million after estimated forfeitures and will be recognized over an estimated weighted-average remaining requisite service period of 2.5 years.  As of June 30, 2006, the unrecorded deferred stock-based compensation balance related to employee stock purchase was $762,000 which will be recognized over the next seven months.

Stock-based compensation expense for stock options granted to non-employees is recognized as the stock options are earned. The stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. In connection with the grant of stock options to non-employees, we recorded stock-based compensation expense of approximately $209,000 and $406,000 for the three and six months ended June 30, 2006, respectively. We recorded stock-based compensation expense of approximately $292,000 and $430,000 for the three and six months ended June 30, 2005, respectively.

In June 2006, our stockholders approved the adoption of the 2007 Employee Stock Purchase Plan, or 2007 ESPP. The 2007 ESPP shall take effect after the final purchase date under the 2002 Employee Stock Purchase Plan, or 2002 ESPP of February 1, 2007, which is also when the 2002 ESPP terminates. We have determined that the cancellation of the 2002 ESPP effectively occurred in June 2006 at the time of the stockholders approval.  The 2007 ESPP reduces the "look-back" period available under any offering, by eliminating the 24-month "look-back" period presently available under the 2002 ESPP and replacing it with a six (6)-month "look-back" period.  As the cancellation of purchase periods subsequent to February 1, 2007 were not accompanied by a concurrent replacement grant, in accordance with the provisions of SFAS 123(R), unrecognized compensation cost of $562,000 was recognized immediately in June 2006 for the awards cancelled.

Seasonality

Our business is seasonal in nature. Historically, demand for our products has been the highest in the first and second quarters in the U.S. and in the second and fourth quarters in Europe. In the U.S., during third and the fourth quarter, our net sales generally reflect the reduced number of selling days due to the summer vacation and holiday season. In Europe, we traditionally experience somewhat lower sales volumes in the third quarter months than throughout the rest of the year as a result of the European summer holiday schedule. In addition, the fourth quarter in Europe is typically favorably impacted by certain customers' budget utilization patterns and certain distributors' fulfillment of their annual purchase commitments.

Liquidity and Capital Resources

As of June 30, 2006, we had $119.6 million of cash and cash equivalents, $111.7 million of short-term investments, and working capital of $260.5 million. Our cash and cash equivalents and investments increased by $36.8 million during the first six months of 2006.

Cash Provided by Operating Activities. Our operating cash flow for the six months ended June 30, 2006 was primarily the result of our operational profitability. Net cash provided by operations was $31.6 million, attributable primarily to net income of $18.0 million adjusted for non-cash charges related to stock-based compensation of $13.7 million and depreciation and amortization expenses of $3.0 million. Net cash provided by operations for the six months ended June 30, 2005 was $23.5 million, attributable primarily to net income of $14.4 million adjusted for non-cash charges related to the tax benefits from stock-based compensation plans of $7.3 million and depreciation and amortization expenses of $2.0 million.

The increase in cash provided by operating activities for all periods was adjusted by changes in our working capital. During the six months ended June 30, 2006, accounts receivable increased $4.8 million due to increased net sales; inventories increased $2.7 million in order to meet the increased demand for our products; prepaid expenses and other current assets increased $2.6 million due to the timing of certain deposits and annual license fee payments; accounts payables increased $872,000 due to our increased operating expenses; accrued liabilities increased $6.0 million due to increased payroll and income tax accruals; deferred rent and other increased $1.1 million due to additional facilities being leased. During the six months ended June 30, 2005, accounts receivable increased $5.9 million due to increased net sales; inventories decreased $371,000 due to improved inventory management; prepaid expenses and other current assets increased by $3.7 million due to the timing of the prepaid expenses; accounts payables increased $720,000 due to increased operating expenses; accrued liabilities increased $4.2 million mainly due to increased payroll and income tax accruals.

In January 2006, we adopted SFAS No. 123(R), which requires that the excess benefit of tax deductions over the recognized compensation cost for nonqualified employee stock options be reported as cash flow from financing activities rather than as cash flow from operations.

Cash Used in Investing Activities. Net cash used in investing activities was $1.5 million for the six months ended June 30, 2006 and resulted from the net investment maturities and purchases of $6.5 million, and purchases of property and equipment of $8.1 million primarily due to the outfitting of our Sunnyvale facility. Net cash used in investing activities was $2.4 million for the six months ended June 30, 2005 and resulted primarily from the purchase of property and equipment (primarily information systems) to improve our infrastructure and operating efficiencies.

Cash Provided by Financing Activities. Net cash provided by financing activities was $12.7 million during the six months ended June 30, 2006 and was attributable primarily to proceeds from the exercise of stock options of $6.8 million, issuance of common stock under our employee stock purchase plan of $3.0 million, and excess tax benefit related to stock-based compensation plans of $2.9 million. Net cash provided by financing activities was $8.7 million during the six months ended June 30, 2005 and was attributable primarily to proceeds from the exercise of stock options of $6.3 million, and issuance of common stock under our employee stock purchase plan of $2.5 million.

Contractual Cash Obligations. As of June 30, 2006 we had contractual cash obligations as follows (in thousands):

                                                       Payment Due by Periods
                                   ----------------------------------------------------------------------
                                             Remainder of
                                    Total      2006      2007      2008      2009      2010    After 2010
                                   --------  --------  --------  --------  --------  --------  ----------
Operating leases                  $ 23,943  $  1,743  $  3,523  $  3,046  $  3,011  $  3,034  $    9,586
Consulting agreement                   150        25       100        25        --        --          --
License agreement                   15,000     5,000    10,000        --        --        --          --
Purchase commitments with contract
   manufacturers and suppliers      15,806    14,574     1,232        --        --        --          --
Purchase obligations                 7,865     7,068       797        --        --        --          --
Asset retirement obligation            330        --        --        --        --        --         330
                                   --------  --------  --------  --------  --------  --------  ----------
Total commitments                 $ 63,094  $ 28,410  $ 15,652  $  3,071  $  3,011  $  3,034  $    9,916
                                   ========  ========  ========  ========  ========  ========  ==========

The amounts reflected in the table above for operating leases represent aggregate future minimum lease payments under non-cancellable facility leases. Portions of these payments and a portion of the asset retirement obligations are denominated in foreign currencies and were translated in the tables above based on their respective U.S. dollar exchange rates at June 30, 2006. These future payments are subject to foreign currency exchange rate risk.

We are obligated to make a series of payments totaling up to $15.0 million related to the license acquisition agreement with Dr. Sandhu. The payments of these additional obligations, which shall be paid annually unless accelerated, may be accelerated upon defined events and circumstances or may be forgiven upon the occurrence of a third party event, outside the control of the Company. Based on management judgment, ability and intent, this amount has been classified as a current liability as of June 30, 2006.

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

In May 2006, we entered into a Real Estate Leasing Contract with Credit Suisse for a facility in Neuchâtel, Switzerland.   The Leasing Contract became effective in July 2006 upon Credit Suisse's purchase of the land and has a term of 15 years with fixed purchase option at expiration.  We estimate that our total commitment under the Leasing Contract will be CHF 23.0 million (approximately $18.8 million in U.S. dollars per the exchange rate as of June 30, 2006), which includes the purchase of land and construction of the facility.  In connection with the Leasing Contract, we entered into a Guaranty with Credit Suisse in the amount of CHF 11.0 million (approximately $9.0 million) with respect to our subsidiaries obligations under the Leasing Contract. In addition, we are obligated to issue a CHF 4.5 million (approximately $3.7 million) letter of credit to Credit Suisse. These amounts have not been reflected in the table above.

Purchase Commitments with Contract Manufacturers and Suppliers.  We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and to help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. The purchase commitments for inventory are expected to be fulfilled within one year.

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

Off-Balance Sheet Arrangements. We do not have any off-balance sheet financing as of June 30, 2006. All of our subsidiaries are included in the financial statements, and we do not have relationships with any special purpose entities.

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" ("FIN 48").  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact, if any, the adoption of FIN 48 will have on our financial reporting.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk at June 30, 2006 is related primarily to our investment portfolio. Our investment portfolio includes fixed rate debt instruments of high quality corporate issuers and asset-backed securities. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally held to maturity and the weighted average duration of our investments is 12 months or less. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. As of June 30, 2006, the carrying value of these investments approximates fair market value. We do not believe any of our investments are other than temporarily impaired at June 30, 2006.

We have operated mainly in the United States, and 82% and 86% of our sales were made in U.S. dollars for the six months ended June 30, 2006 and 2005, respectively. The majority of our non-U.S. sales are derived from European Union countries and denominated in the Euro. Monthly income and expense from our European operations are translated using average rates and balance sheets are translated using month-end rates. Differences are recorded within stockholders' equity as a component of accumulated other comprehensive income or to the income statement, as applicable. As our revenues denominated in currencies other than the dollar increase, we have an increased exposure to foreign currency rate risk. Based on our overall exposure for foreign currency at June 30, 2006, a hypothetical 10% change in foreign currency rates would not have a material impact on our net sales and operating expenses. We may elect to mitigate this rate risk, in part or in whole, through the purchase of forward currency contracts.

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

Changes in internal control over financial reporting.  During the quarter ended June 30, 2006, there were no changes in Kyphon's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Kyphon's internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2005, Dr. Harvinder Sandhu, an orthopaedic surgeon with whom Kyphon has an exclusive consulting relationship, and Kyphon filed suit in federal district court in Memphis, Tennessee against Medtronic Sofamor Danek (MSD) and several other related corporate entities seeking compensatory and punitive damages and injunctive relief for breach of contract and related covenants, trade secret theft, fraud and correction of inventorship of several patents and patent applications presently owned by MSD, including U.S. Patent No. 6,676,665. The suit also requests, among other relief, that MSD transfer to Dr. Sandhu ownership of the disputed patent and patent applications. The dispute concerns inventions related to an expandable, mechanical bone tamp for use in treating vertebral compression fractures that Dr. Sandhu invented in the late 1990's and which he confidentially disclosed and discussed with MSD. The complaint alleges that MSD later filed for several patents encompassing and claiming Dr. Sandhu's inventions without naming him as inventor of that technology, and that it also incorporated Dr. Sandhu's inventions into its internal Equestra project without his permission. The litigation is in its early stages; trial has been set for April 2007. We intend to vigorously prosecute our and Dr. Sandhu's case against MSD.

In April 2006, MSD and several other related corporate entities filed suit against us in federal district court in the Northern District of California, alleging that our vertebral bone tamps and/or related products infringe three angioplasty balloon dilatation catheter patents, numbers 4,820,349, 5,759,191 and 6,179,856, and a single claim of patent number 6,096,038, which generally concerns treatment of the disc space. MSD has since dropped the '038 patent from the suit and asserted another dilatation catheter patent, number 5,759,173. The suit seeks damages based upon the making, using, selling and offering for sale of our products, seeks enhanced damages for alleged willful infringement, and seeks to enjoin our continued activities relating to these products. We believe the assertions of infringement are without merit. The suit against us also seeks a declaratory judgment that five of our U.S. patents, numbers 4,969,888, 5,108,404, 6,235,043, 6,440,138, and 6,863,672, are invalid and not infringed by an "osteotome," which we believe is the Equestra product already at issue in the Memphis litigation. Because we believe the request for declaratory judgment without merit, we have asked the federal court in Memphis to enjoin and prevent MSD from proceeding with its declaratory judgment claim in California. We have also filed an amended complaint in Memphis, affirmatively asserting the same five U.S. patents against MSD and accusing MSD of willfully infringing those patents through its development and commercialization of the Equestra. Although we intend to vigorously defend MSD's California lawsuit, MSD's action against us subjects us to potential liability for damages, including treble damages, and could require us to cease making, using or selling the affected products, or to obtain a license in order to continue to manufacture, use or sell the affected products. While we believe we have multiple meritorious defenses to this action, we cannot assure you that we ultimately will prevail on any issue in the litigation or that we will be able to successfully defend MSD's charges, nor can we provide assurance that any license required would be made available on commercially acceptable terms, if at all. Failure to successfully defend against MSD's action could harm our business, financial condition and operating results. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss.

In June 2006, six of our current and former female, U.S.-based sales employees filed a lawsuit against Kyphon in federal district court in the Northern District of California.  They allege, among other things, that Kyphon has engaged in gender and pregnancy discrimination against them, and also contend that they and their lawyers should be permitted to represent an alleged class of all of our present and many former female Spine Education Specialists, Spine Associates and Spine Consultants because all of those women were also allegedly discriminated against on account of their gender and pregnancy status.  The plaintiffs claim that they are due assorted damages of at least $100 million dollars. We believe the allegations lack merit, that there is no basis for certification of the alleged class, and we intend to vigorously defend against the charges.  The case is in its early stages; the complaint has not yet been served; no trial date has been set.

In addition, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including employment-based claims and intellectual property litigation. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

The following are new or modified risk factors that should be read in conjunction with the risk factors disclosed in our 2005 Annual Report on Form 10-K:

We are involved in patent infringement litigation with Medtronic Sofamor Danek and related entities that may harm our competitive position, may be costly to us and may prevent us from selling our products.

Medtronic Sofamor Danek (MSD) and several other related corporate entities have filed suit against us in federal district court in the Northern District of California, alleging that our vertebral bone tamps infringe four balloon dilatation catheter patents, numbers 4,820,349, 5,759,191, 5,759,173 and 6,179,856. The suit seeks damages based upon the making, using, selling and offering for sale of our products, seeks enhanced damages for alleged willful infringement, and seeks to enjoin our continued activities relating to these products. The suit against us also seeks a declaratory judgment that five of our U.S. patents, numbers 4,969,888, 5,108,404, 6,235,043, 6,440,138, and 6,863,672, are invalid and not infringed by an "osteotome," which we believe is the Equestra product already at issue in the Memphis litigation. While we intend to vigorously defend this action, we cannot assure you that the outcome of this litigation will be favorable to us. If we lose the suit against us, it will hurt our competitive position, may be costly to us and may prevent us from selling our products. In addition, if we lose, we may need to obtain a license to the patented technology, which could be expensive, or could require us to license to MSD some of our own technology, which would result in a partial loss of our competitive advantage in the marketplace, each of which could seriously harm our business. If MSD is successful in its patent suit and is unwilling to grant us a license, we may be required to stop selling our products that are found to infringe any the asserted patents unless we can redesign them so they do not infringe, which we may be unable to do. In addition, if we lose, we could be required to pay damages, including treble damages, which could be substantial and harm our financial position.

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

We have learned that sometime in 2005, the USAO received a complaint that we believe is a qui tam complaint that alleges impropriety in our business, including regarding our reimbursement practices. Although no subpoena has been issued to us in connection with this complaint, the USAO is investigating our sales and marketing practices, including those relating to Medicare reimbursement available to our customer hospitals, based on site-of-service, for using Kyphon's products in surgery. The USAO has asked to review some of our documentation that may be relevant to the investigation and we are collecting that documentation for production. We believe we are in substantial compliance with the healthcare laws applicable to us. Even though we have not received a subpoena regarding the complaint or its allegations, we continue to voluntarily cooperate with the USAO, to permit the USAO to develop an informed opinion on whether or not to pursue any action in connection with the complaint based in part on the information we provide, although timing on that decision is uncertain.  At this time, we do not know whether the outcome of the investigation will have a material adverse impact to our business, and cannot assure you regarding any future path USAO or any related lawsuit may take. If an enforcement or other action results from the ongoing investigation, our business and financial condition could be adversely affected which could cause our stock price to decline.

A strike by doctors in Germany that has already adversely affected our revenues abroad will continue to harm our revenues if it continues.

There is an ongoing strike by many doctors in Germany, many of whom are our customers. As a result of this strike, many of our customers in Germany are no longer performing surgery with our products. We do not presently believe the business being lost to this strike will be recaptured in later fiscal quarters, even if and when the strike is resolved. Should the strike continue or grow in duration or scope, our revenues derived from our international business will continue to be adversely impacted, which will hurt our financial performance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an annual meeting on June 15, 2006 at our corporate headquarters in Sunnyvale, California. The first item of business was the election of two Class I directors. The nominees elected were Richard W. Mott and Karen D. Talmadge. All nominees were elected by a majority of votes present at the meeting as follows:

Name	Votes For	Votes Withheld
Richard W. Mott	40,068,504	92,249
Karen D. Talmadge	40,088,154	72,599

Directors Stephen M. Campe, Douglas W. Kohrs, Jack W. Lasersohn, Louis J. Lavigne, Jr., James T. Treace, and Elizabeth H. Weatherman also continued in office following the annual meeting.

The proposal to approve the 2007 Employee Stock Purchase Plan and the reservation of 1,000,000 shares of our common stock for issuance thereunder was approved with 33,196,319 votes in favor, 12,547 against and 2,379,476 abstentions. There were 4,572,411 broker non-votes.

The appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ended December 31, 2006 was ratified with 40,129,654 votes in favor, 17,554 against and 13,545 abstentions.

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

ITEM 6. EXHIBITS
Number	Description

3.2 (7)	Amended and Restated Certificate of Incorporation of the registrant.

3.4 (7)	Amended and Restated Bylaws of the registrant.

4.1 (1)	Specimen common stock certificate of the registrant.

10.1* (1)	Form of Indemnification Agreement for directors and executive officers.

10.2* (1)	1996 Stock Option Plan, including form of option agreement.

10.3* (1)	2002 Stock Plan, including form of option agreement.

10.4* (1)	2002 Employee Stock Purchase Plan, including form of employee stock purchase plan subscription agreement.

10.5* (1)	2002 Director Option Plan, including form of option agreement.

10.8 (1)	Lease dated January 27, 2000 for office space located at 1350 Bordeaux Drive, Sunnyvale, CA 94089 and Second Amendment to Lease dated November 29, 2001.

10.8.1 (1)	Third Amendment to Lease dated March 29, 2002 for office space located at 1350 Bordeaux Drive, Sunnyvale, CA 94089.

10.9* (1)	Employment Agreement between the registrant and Gary L. Grenter dated July 16, 2001.

10.10 (1)	Promissory Note Secured by Deed of Trust between the registrant and Gary L. Grenter dated December 31, 2001.

10.11 (1)	Amended and Restated Stockholder Rights Agreement effective as of December 14, 1999, among the registrant and certain stockholders of the registrant.
10.12* (2)	Employment Agreement between the registrant and Richard W. Mott dated September 3, 2002.
10.13+(2)	Sublicense Agreement effective as of August 19, 2002, between the registrant and Bonutti Research, Inc.
10.14 (3)	Stock Purchase Agreement by and between Kyphon and the shareholders of Sanatis GmbH, dated February 15, 2003.
10.15 (4)	Lease dated September 18, 2003 for office spaces located at 1221 Crossman Avenue and 480 Java Drive, Sunnyvale, California.
10.16* (5)	Form of Severance Agreement entered into by and between Kyphon Inc. and its executive officers.
10.17* (5)	Severance Agreement, dated January 28, 2005, entered into by and between Kyphon Inc. and Richard W. Mott.
10.18 (6)	First Amendment to Lease Agreement, made as of September 28, 2005, by and between Moffett Office Park Investors LLC, a Delaware limited liability company, and Kyphon Inc.
10.19 (8)	Real Estate Leasing Contract (English translation), by and between Kyphon Sarl and Credit Suisse, dated May 24, 2006.
10.20 (8)	Guaranty, by and between Kyphon Inc. and Credit Suisse, dated May 26, 2006.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(4) Incorporated by reference from our Quarterly Report on Form 10-Q as filed with the Securities Exchange Commission on November 14, 2003.

(5) Incorporated by reference from our Current Report on Form 8-K as filed with the Securities Exchange Commission on February 1, 2005.

(6) Incorporated by reference from our Quarterly Report on Form 10-Q as filed with the Securities Exchange Commission on November 1, 2005.

(7) Incorporated by reference from our Annual Report on Form 10-K as filed with the Securities Exchange Commission on March 3, 2006.

(8) Incorporated by reference from our Current Report on Form 8-K as filed with the Securities Exchange Commission on May 31, 2006.

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

Kyphon Inc.
Date: August 7, 2006	By: /s/ Richard W. Mott Richard W. Mott President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 7, 2006	By: /s/ Arthur T. Taylor Arthur T. Taylor Vice President, Chief Operating Officer and Chief Financial Officer (Principal Accounting and Financial Officer)