Form 10-Q
period 2006-09-30
KYPHON INC
filed 2006-11-09
CIK 1123313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES    ☐        NO    ☒

Class	Shares Outstanding at October 31, 2006
Common Stock, $0.001 par value	44,752,457

KYPHON INC.
FORM 10-Q
TABLE OF CONTENTS

KYPHON INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

                                                               Three Months Ended          Nine Months Ended
                                                                 September 30,               September 30,
                                                         --------------------------   --------------------------
                                                             2006          2005           2006          2005
                                                         ------------  ------------   ------------  ------------
Net sales                                               $    102,678  $     79,014   $    295,168  $    220,274
Cost of goods sold (1)                                        13,321         9,456         37,474        25,875
                                                         ------------  ------------   ------------  ------------
Gross profit                                                  89,357        69,558        257,694       194,399
                                                         ------------  ------------   ------------  ------------
Operating expenses:
    Research and development (1)                              10,384         6,415         28,912        19,513
    Sales and marketing (1)                                   48,609        36,151        142,644       107,310
    General and administrative (1)                            15,307         8,280         43,371        26,321
                                                         ------------  ------------   ------------  ------------
        Total operating expenses                              74,300        50,846        214,927       153,144
                                                         ------------  ------------   ------------  ------------
Income from operations                                        15,057        18,712         42,767        41,255
Interest income and other, net                                 2,254         1,212          6,457         2,556
                                                         ------------  ------------   ------------  ------------
Income before income taxes                                    17,311        19,924         49,224        43,811
Provision for income taxes                                     7,780         8,170         21,720        17,700
                                                         ------------  ------------   ------------  ------------
Net income                                              $      9,531  $     11,754   $     27,504  $     26,111
                                                         ============  ============   ============  ============
Net income per share:
    Basic                                               $       0.21  $       0.27   $       0.62  $       0.61
                                                         ============  ============   ============  ============
    Diluted                                             $       0.21  $       0.26   $       0.60  $       0.58
                                                         ============  ============   ============  ============
Weighted-average shares outstanding:
    Basic                                                     44,572        43,195         44,313        42,522
                                                         ============  ============   ============  ============
    Diluted                                                   46,305        45,898         46,158        45,035
                                                         ============  ============   ============  ============

(1) Includes employee stock-based compensation expenses under FAS 123(R) for the periods within 2006 and under APB 25 for the periods within 2005 as follows:
    Cost of goods sold                                  $        390  $         32   $        947  $        106
    Research and development                                     892           191          2,793           603
    Sales and marketing                                        2,826           182          8,355           723
    General and administrative                                 2,582            30          7,938           101
                                                         ------------  ------------   ------------  ------------
                                                        $      6,690  $        435   $     20,033  $      1,533
                                                         ============  ============   ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

                                                                              September 30,   December 31,
                                                                                  2006           2005
                                                                              -------------  -------------
Assets
Current assets:
   Cash and cash equivalents                                                 $     120,151  $      76,149
   Investments                                                                     129,574        118,324
   Accounts receivable, net                                                         64,253         55,480
   Inventories                                                                      11,677          9,265
   Prepaid expenses and other current assets                                        23,816         16,387
                                                                              -------------  -------------
      Total current assets                                                         349,471        275,605
Property and equipment, net                                                         24,437         15,977
Goodwill and other intangible assets, net                                           14,839         15,377
Other assets                                                                        12,018          9,673
                                                                              -------------  -------------
      Total assets                                                           $     400,765  $     316,632
                                                                              =============  =============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                          $       9,522  $       9,308
   Accrued liabilities                                                              61,913         49,793
                                                                              -------------  -------------
      Total current liabilities                                                     71,435         59,101
Deferred rent and other                                                              5,224          4,051
Contingent purchase price                                                            3,459          3,424
                                                                              -------------  -------------
      Total liabilities                                                             80,118         66,576
                                                                              -------------  -------------
Commitments and contingencies (Note 8)

Stockholders' equity:
   Common stock, $0.001 par value per share                                             45             44
   Additional paid-in capital                                                      272,314        231,312
   Treasury stock, at cost                                                            (201)          (201)
   Deferred stock-based compensation, net                                               --           (116)
   Accumulated other comprehensive income                                            2,140            172
   Retained earnings                                                                46,349         18,845
                                                                              -------------  -------------
      Total stockholders' equity                                                   320,647        250,056
                                                                              -------------  -------------
      Total liabilities and stockholders' equity                             $     400,765  $     316,632
                                                                              =============  =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                 ----------------------
                                                                                    2006        2005
                                                                                 ----------  ----------
Cash flows from operating activities:
  Net income                                                                    $   27,504  $   26,111
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provisions for accounts receivable                                                 525         704
    Provision for excess and obsolete inventories                                    1,201         652
    Depreciation and amortization                                                    4,738       3,082
    Loss on disposal of property and equipment                                         211         130
    Deferred income taxes                                                           (5,345)         --
    Tax benefits related to stock-based compensation plans                           4,788      13,124
    Excess tax benefit related to stock-based compensation plans                    (3,522)         --
    Stock-based compensation                                                        20,721       2,403
    Changes in operating assets and liabilities:
       Accounts receivable                                                          (8,099)     (8,013)
       Inventories                                                                  (3,379)        366
       Prepaid expenses and other current assets                                    (2,112)     (2,675)
       Other assets                                                                    (53)      1,201
       Accounts payable                                                                107         159
       Accrued liabilities                                                           8,681       7,036
       Deferred rent and other                                                         998         (44)
                                                                                 ----------  ----------
                   Net cash provided by operating activities                        46,964      44,236
                                                                                 ----------  ----------
Cash flows from investing activities:
    Acquisition of property and equipment                                           (9,392)     (5,593)
    Maturities of investments                                                      120,318      26,150
    Purchase of investments                                                       (133,525)    (37,408)
                                                                                 ----------  ----------
                   Net cash used in investing activities                           (22,599)    (16,851)
                                                                                 ----------  ----------
Cash flows from financing activities:
    Proceeds from issuance of common stock                                           6,286       4,697
    Proceeds from exercise of stock options                                          9,182      12,710
    Excess tax benefit related to stock-based compensation plans                     3,522          --
                                                                                 ----------  ----------
                   Net cash provided by financing activities                        18,990      17,407
                                                                                 ----------  ----------
Effect of foreign exchange rate changes on cash and cash equivalents                   647        (328)
                                                                                 ----------  ----------
Net increase in cash and cash equivalents                                           44,002      44,464
Cash and cash equivalents at beginning of period                                    76,149      87,236
                                                                                 ----------  ----------
Cash and cash equivalents at end of period                                      $  120,151  $  131,700
                                                                                 ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1--Organization, Basis of Presentation, and Significant Accounting Policies:

Organization

Kyphon Inc. ("Kyphon" or the "Company") is a medical device company focused on the design, manufacture and marketing of instruments used in minimally invasive surgical therapies for the treatment and restoration of spinal anatomy. The Company is currently commercializing surgical tools that use its proprietary balloon technologies for the repair of spinal fractures. Recently, through its acquisition of InnoSpine Inc., the Company has begun commercializing its proprietary Functional Anesthetic Discography technology for diagnosing discogenic back pain. The Company markets its products through sales representatives in the United States, and through a combination of sales representatives, distributors and agents in its international markets. The Company is headquartered in Sunnyvale, California, and has subsidiaries in many of the major countries in Europe, as well as in Canada, Japan, Australia and South Africa.

Basis of Presentation

The accompanying unaudited, condensed, consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any future period. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 2005, which was filed with the SEC on March 3, 2006.

Significant Accounting Policies

The Company's significant accounting policies are disclosed in the Company's Form 10-K for the year ended December 31, 2005. Except as discussed in Note 7, below in Note 2 relating to the Company's adoption of FAS 123(R) and in Note 8 relating to the Company's accounting for real estate leases during construction, the Company's significant accounting policies have not changed significantly as of September 30, 2006.

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases based on estimated fair values. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period for each separately vesting tranche of the award.  Employee stock-based compensation expense recognized under SFAS No. 123(R) for the three months and nine months ended September 30, 2006 were $6,690,000 and $20,033,000, respectively.  Prior to the adoption of SFAS 123(R), the Company used the intrinsic value method in accounting for its employee stock options, and presented disclosure of pro forma information as if the Company had accounted for stock-based compensation using the fair value method. The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R).  Accordingly, previously reported amounts have not been restated.  During the three months and nine months ended September 30, 2005, the Company recognized employee stock-based compensation expense of $435,000 and $1,533,000, respectively, under APB No. 25 related to stock options previously issued with exercise prices below the deemed fair market value of the Company's common stock at the date of grant. Upon the adoption of SFAS No. 123(R) on January 1, 2006, the Company recorded a cumulative effect adjustment to eliminate the remaining unrecognized deferred stock-based compensation of approximately $116,000 against additional paid-in capital. The Company did not record a cumulative effect adjustment to record estimated forfeitures for these stock-based awards upon the adoption of SFAS No. 123(R) as it was not significant.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the "2002 ESPP"), under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. The Company's 2002 ESPP contains consecutive, overlapping twenty-four month offering periods. Each offering period includes four six-month purchase periods. The price of the common stock purchased shall be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The Company issued approximately 251,000 shares of common stock during the nine months ended September 30, 2006. As of September 30, 2006, approximately 718,000 shares of common stock remained reserved for future issuance under the 2002 ESPP.

In June 2006, the Company's stockholders approved the termination of the 2002 ESPP, after the February 1, 2007 purchase, and the adoption of the 2007 Employee Stock Purchase Plan (the "2007 ESPP"). The 2007 ESPP shall take effect after the final purchase date under the 2002 ESPP of February 1, 2007, at which time the 2002 ESPP shall automatically terminate.  The 2007 ESPP reduces the "look-back" period available under any offering, by eliminating the 24-month "look-back" period presently available under the 2002 ESPP and replacing it with a six-month "look-back" period.  The price of the common stock purchased shall be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The maximum number of shares authorized for sale under the 2007 ESPP is 1,000,000. The Board of Directors may amend, suspend or terminate the 2007 ESPP at any time. The Company has determined that the cancellation of the 2002 ESPP effectively occurred in June 2006 at the time of stockholder approval.  As the cancellation of purchase periods subsequent to February 1, 2007 were not accompanied by a concurrent replacement grant, in accordance with the provisions of SFAS 123(R), unrecognized compensation cost of $562,000 was recognized immediately in June 2006 for the awards cancelled.

Prior to the adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company provided a reconciliation of net income and net income per share to pro forma net income and pro forma net income per share had compensation cost for the Company's stock option grants to employees and employee stock purchase rights been determined based on the fair value of each option on the date of grant as follows (in thousands, except per share amounts):

                                                         Three Months  Nine Months
                                                            Ended         Ended
                                                         September 30, September 30,
                                                             2005          2005
                                                         ------------  ------------
Net income, as reported                                 $     11,754  $     26,111
Add:  Stock-based employee compensation expense
    included in reported net income, net of related taxes        260           919
Deduct:  Total stock-based employee compensation
    expense, determined under fair value based
    method for all awards, net of related taxes               (4,665)      (11,118)
                                                         ------------  ------------
Pro forma net income                                    $      7,349  $     15,912
                                                         ============  ============
Net income per share
  Basic:
    As reported                                         $       0.27  $       0.61
                                                         ============  ============
    Pro forma                                           $       0.17  $       0.37
                                                         ============  ============
  Diluted:
    As reported                                         $       0.26  $       0.58
                                                         ============  ============
    Pro forma                                           $       0.16  $       0.35
                                                         ============  ============

Valuation and Expense Information under SFAS No. 123(R)

The Company estimates the value of employee stock options on the date of grant using a binomial-lattice model. The binomial-lattice model used by the Company to value employee stock options on the date of grant considers a range of assumptions related to volatility, risk-free interest rate and employee exercise behavior. Expected volatilities are based on a blend of implied market volatilities, historical and peer group volatilities. The risk- free rate is derived from the U.S. Treasury zero-coupon yield curve in effect at the time of grant over the contractual term of the option. The binomial-lattice model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial-lattice model and represents the period of time that options granted are expected to be outstanding.

The effect of recording stock-based compensation was as follows (in thousands, except per share amounts):

                                               Three Months         Six Months
                                                   Ended               Ended
                                             September 30, 2006   September 30, 2006
                                              ---------------      ---------------
Stock-based compensation by type of award:
  Employee stock options                     $         6,039     $        17,365
  Employee stock purchase rights                         651               2,668
                                              ---------------      ---------------
Total stock-based compensation expense                 6,690              20,033
Tax effect on stock-based compensation                (1,892)             (6,190)
                                              ---------------      ---------------
Net effect on net income                     $         4,798     $        13,843
                                              ===============      ===============
Effect on net income per share:
  Basic                                      $          0.11     $          0.31
  Diluted                                    $          0.10     $          0.30

As of September 30, 2006, stock-based compensation charges of $141,000 were capitalized as inventory. As of September 30, 2006, the Company had an unrecorded stock-based compensation balance related to stock options of approximately $33,469,000 after estimated forfeitures, which will be recognized over an estimated weighted-average remaining requisite service period of 2.8 years.  As of September 30, 2006, the unrecorded stock-based compensation balance related to employee stock purchase rights was $462,000, which will be recognized over the next four months. During the nine months ended September 30, 2006, the Company granted approximately 1,701,000 stock options with an estimated total grant-date fair value of approximately $15,860,000 after estimated forfeitures.

Valuation Assumptions

The weighted-average assumptions used are as follows:

                                    Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                ----------------------  ----------------------
                                   2006        2005        2006        2005
                                ----------  ----------  ----------  ----------
Stock option plan:
   Risk-free interest rate           4.85%       4.03%       4.84%       3.94%
   Expected volatility                 45%         49%         45%         52%
   Expected life (in years)          5.09        3.42        5.09        3.57
   Dividend yield                      --          --          --          --
   Fair value per option granted   $14.50      $12.80      $14.66      $12.17

Stock purchase rights:
   Risk-free interest rate           5.08%       3.90%       4.75%       3.25%
   Expected volatility                 37%         50%         37%         58%
   Expected life (in years)          0.50        1.00        0.67        1.23
   Dividend yield                      --          --          --          --
   Fair value per share purchase    $9.04      $14.33      $10.98      $11.68

Activities under the 2002 Director Option Plan, the 2002 Stock Plan and the 1996 Plan, the ("Plans") for the nine months ended September 30, 2006 are as follows:

                                                    Options Outstanding
                                                 ----------------------
                                                              Weighted
                                     Shares                   Average
                                    Available    Number of    Exercise
                                    for Grant      Shares      Price
                                   -----------   ----------  ----------
Balances, January 1, 2006           2,574,358    7,078,412  $    21.78

Options granted                    (1,700,775)   1,700,775       38.44
Options exercised                          --     (648,161)      14.17
Options cancelled/expired/forfeited   264,197     (264,197)      27.05
                                   -----------   ----------  ----------

Balances, September 30, 2006        1,137,780    7,866,829  $    25.83
                                   ===========   ==========  ==========

The options outstanding and exercisable at September 30, 2006 by exercise price ranges are as follows:

                                            Options Outstanding                   Options Exercisable
                   ----------------------------------------------------  ------------------------------------
                                  Weighted
                                  Average       Weighted     Aggregate                 Weighted    Aggregate
                                 Remaining      Average      Intrinsic                  Average    Intrinsic
    Range of         Number     Contractual     Exercise     Value (in     Options     Exercise    Value (in
Exercise Prices    Outstanding  Life in Years    Price      thousands)   Exercisable     Price     thousands)
----------------   -----------  ------------   ----------   -----------  -----------   ---------   ----------
 $0.05 - $3.00        586,387          4.14   $     1.12   $    21,286      586,387   $    1.12   $   21,286
 $6.95 - $10.43       294,878          6.34         8.57         8,507      193,539        8.43        5,611
 $10.50- $15.40     1,061,257          6.22        13.49        25,396      975,314       13.33       23,495
$19.40 - $27.66     2,887,682          7.76        24.07        38,551    1,419,341       23.88       19,218
$27.90 - $37.41       659,749          9.24        34.83         1,709      105,836       33.54          411
$37.50 - $45.34     2,376,876          9.36        39.21            --      284,069       38.60           --
                   -----------  ------------   ----------   -----------  -----------   ---------   ----------
                    7,866,829          7.84   $    25.83   $    95,449    3,564,486   $   17.87       70,021
                   ===========  ============   ==========   ===========  ===========   =========   ==========

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on options with an exercise price less than the Company's closing stock price of $37.42 per share as of September 30, 2006, which would have been received by the option holders had those option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was approximately 3,280,000. As of December 31, 2005, there were approximately 2,739,000 outstanding options exercisable, and the weighted-average exercise price was $14.40 per share.

The total intrinsic value of options exercised during the nine months ended September 30, 2006 was approximately $15,922,000. The total cash received from employees as a result of employee stock option exercises during the nine months ended September 30, 2006 was approximately $9,182,000.  In connection with these exercises, the tax benefits realized by the Company for the nine months ended September 30, 2006 was approximately $5,255,000. For the nine months ended September 30, 2006, the Company recorded $5,345,000 of deferred tax assets associated with nonqualified stock options as a result of the adoption of SFAS No. 123(R).

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

                            Three Months Ended     Nine Months End
                               September 30,          September 30,
                           --------------------   --------------------
                               2006       2005        2006       2005
                           ---------  ---------   ---------  ---------
Research and development  $     282  $      49   $     364  $     114
Sales and marketing              --        206         324        434
General and administrative       --        185          --        322
                           ---------  ---------   ---------  ---------
                          $     282  $     440   $     688  $     870
                           =========  =========   =========  =========

NOTE 3--Net Income Per Share:

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by giving effect to all potentially dilutive common stock, including options to purchase common stock and employee stock purchase rights. The dilutive effect of outstanding options and employee stock purchase rights are reflected in diluted net income per share by application of the treasury stock method, which includes consideration of stock-based compensation. For the three months ended September 30, 2006 and 2005, respectively, 2,114,000 and 56,000 options outstanding were not included in the computation of diluted net income per share for the Company because the effect would be antidilutive. For the nine months ended September 30, 2006 and 2005, respectively, 1,774,000 and 331,000 options outstanding were not included in the computation of diluted net income per share for the Company because the effect would be antidilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                                               Three Months Ended            Nine Months Ended
                                                                 September 30,                 September 30,
                                                         --------------------------   --------------------------
                                                             2006          2005           2006          2005
                                                         ------------  ------------   ------------  ------------
Net income                                              $      9,531  $     11,754   $     27,504  $     26,111
                                                         ============  ============   ============  ============

Basic weighted-average shares outstanding                     44,572        43,195         44,313        42,522
Dilutive effect of:
    Options to purchase common stock                           1,733         2,703          1,845         2,513
                                                         ------------  ------------   ------------  ------------
Diluted weighted-average shares outstanding                   46,305        45,898         46,158        45,035
                                                         ============  ============   ============  ============

Net income per share:
    Basic                                               $       0.21  $       0.27   $       0.62  $       0.61
                                                         ============  ============   ============  ============
    Diluted                                             $       0.21  $       0.26   $       0.60  $       0.58
                                                         ============  ============   ============  ============

NOTE 4--Comprehensive Income:

The changes in the components of other comprehensive income for the periods presented are as follows (in thousands):

                                                               Three Months Ended            Nine Months Ended
                                                                  September 30,                September 30,
                                                         --------------------------   --------------------------
                                                             2006          2005           2006          2005
                                                         ------------  ------------   ------------  ------------
Net income                                              $      9,531  $     11,754   $     27,504  $     26,111
Changes in unrealized gains on available-for-sale
    investments, net of taxes                                     84            16            125            25
Translation adjustments                                         (328)         (203)         1,843        (2,751)
                                                         ------------  ------------   ------------  ------------
Total comprehensive income                              $      9,287  $     11,567   $     29,472  $     23,385
                                                         ============  ============   ============  ============

The components of other comprehensive income are as follows (in thousands):

                                                                              September 30,   December 31,
                                                                                  2006           2005
                                                                              -------------  -------------
Unrealized losses on available-for-sale investments, net of taxes            $         (12) $        (137)
Translation adjustments                                                              2,152            309
                                                                              -------------  -------------
                                                                             $       2,140  $         172
                                                                              =============  =============

NOTE 5--Inventories:

Inventories consisted of the following (in thousands):

                                     September 30,  December 31,
                                         2006          2005
                                     ------------  ------------
Raw materials                       $      5,114  $      4,331
Work-in-process                            2,531         1,656
Finished goods                             4,032         3,278
                                     ------------  ------------
                                    $     11,677  $      9,265
                                     ============  ============

NOTE 6--Goodwill and Intangible Assets:

Changes in the carrying amount of goodwill during the nine months ended September 30, 2006 are as follows (in thousands):

Goodwill at January 1, 2006           $      4,310
Foreign currency translation                   307
                                       ------------
Total goodwill at September 30, 2006  $      4,617
                                       ============

The components of the Company's intangible assets are as follows (in thousands):

                                                           September 30, 2006
                                     ----------------------------------------------------------
                                        Gross        Foreign
                                       Carrying      Currency       Accumulated                 Amortization
                                        Amount     Translation      Amortization       Net         Period
                                     ------------  ------------     ------------   ------------ ------------
Developed technology                $     11,000  $         --     $       (825)  $     10,175    10 years
Patent                                       142            24             (119)            47    5 years
                                     ------------  ------------     ------------   ------------
Total intangibles                   $     11,142  $         24     $       (944)  $     10,222
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
                                     ============  ============     ============   ============

Amortization expense for the three months ended September 30, 2006 and 2005 was approximately $283,000 and $8,000, respectively. Amortization expense for the nine months ended September 30, 2006 and 2005 was approximately $849,000 and $25,000, respectively. Based on the intangible assets balance at September 30, 2006, the Company expects to recognize amortization expense of approximately $283,000 for the remaining three months of fiscal 2006, approximately $1,133,000 in 2007, approximately $1,106,000 in 2008, and approximately $1,100,000 for each year from 2009 through 2015.

NOTE 7--Investments:

In August 2006, the Company invested $2,240,000 in a privately held company that designs and develops devices for posterior fusion and dynamic stabilization of the lumbar spine. The Company purchased 1,250,000 shares of their Series B preferred stock at $1.60 per share for an 11.5% ownership interest. The investment is accounted for under the cost method of accounting and is included in other assets in the Company's condensed consolidated balance sheet as of September 30, 2006. The Company will monitor this investment for impairment and make appropriate reductions in carrying value if the Company determines that an impairment charge is required based primarily on the financial condition and near-term prospects of the company.

NOTE 8--Commitments and Contingencies:

In November 2005, Dr. Harvinder Sandhu, an orthopaedic surgeon with whom the Company has an exclusive consulting relationship, and the Company filed suit in federal district court in Memphis, Tennessee against Medtronic Sofamor Danek ("MSD") and several other related corporate entities seeking compensatory and punitive damages and injunctive relief for breach of contract and related covenants, trade secret theft, fraud and correction of inventorship of several patents and patent applications presently owned by MSD, including U.S. Patent No. 6,676,665. The suit also requests, among other relief, that MSD transfer to Dr. Sandhu ownership of the disputed patent and patent applications. The dispute concerns inventions related to an expandable, mechanical bone tamp for use in treating vertebral compression fractures that Dr. Sandhu invented in the late 1990's and which he confidentially disclosed and discussed with MSD. The complaint alleges that MSD later filed for several patents encompassing and claiming Dr. Sandhu's inventions without naming him as inventor of that technology, and that it also incorporated Dr. Sandhu's inventions into its internal Equestra/Arcuate project without his permission. In May 2006, the Company also sued MSD in the same Tennessee court for willfully infringing five of the Company's U.S. patents (numbers 4,969,888, 5,108,404, 6,235,043, 6,440,138, and 6,863,672) with its Equestra/Arcuate product. Discovery is underway, and various motions are pending that seek to address the merits of Dr. Sandhu's and the Company's claims. Trial was initially set for April 2007, but may be delayed. The Company intends to vigorously prosecute its and Dr. Sandhu's case against MSD.

In April 2006, MSD and several related entities filed suit against the Company in federal district court in the Northern District of California, alleging that the Company's vertebral bone tamps and/or related products infringe three angioplasty balloon dilatation catheter patents (numbers 4,820,349, 5,759,191 and 6,179,856) and a single claim of patent number 6,096,038, which generally concerns treatment of the disc space. MSD has since dropped the '038 patent from the suit and asserted another dilatation catheter patent, number 5,759,173. The suit seeks damages based upon the making, using, selling and offering for sale of the Company's products, seeks enhanced damages for alleged willful infringement, and seeks to enjoin the Company's continued activities relating to these products. The Company believes the assertions of infringement of these four patents are without merit and has addressed those assertions in a motion scheduled to be heard in December 2006. In October 2006, the Company filed a motion requesting permission to seek a declaratory judgment that another MSD patent generally concerned with treatment of the disc space and related to the `038 patent, number 7,115,128, also has no application to our kyphoplasty technology; MSD has filed no counterclaim to date. Although the Company intends to vigorously defend MSD's California lawsuit, MSD's action against the Company subjects the Company to potential liability for damages, including treble damages, and could require the Company to cease making, using or selling the affected products, or to obtain a license in order to continue to manufacture, use or sell the affected products. While the Company believes it has multiple meritorious defenses to this action, the Company cannot assure you that it ultimately will prevail on any issue in the litigation or that it will be able to successfully defend MSD's charges, nor can the Company provide assurance that any license required would be made available on commercially acceptable terms, if at all. Failure to successfully defend against MSD's action could harm the Company's business, financial condition and operating results. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss. No provision for any liability that may result upon the resolution of this matter has been made in the accompanying financial statements.

In June 2006, six of the Company's current and former female, U.S.-based sales employees filed a lawsuit against the Company in federal district court in the Northern District of California.  They allege, among other things, that the Company has engaged in gender and pregnancy discrimination against them, and also contend that they and their lawyers should be permitted to represent an alleged class of all of our present and many former female Spine Education Specialists, Spine Associates and Spine Consultants because all of those women were also allegedly discriminated against on account of their gender and pregnancy status.  The plaintiffs claim that they are due assorted damages of at least $100,000,000. The case is in its early stages; no trial date has been set. Two motions are now pending addressing plaintiffs' complaint, and discovery has not yet commenced.  Although the Company intends to vigorously defend plaintiffs' lawsuit, this lawsuit threatens the Company's reputation and subjects the Company to potential liability for significant damages. Failure to successfully defend against this action could harm the Company's business, financial condition and operating results. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss.

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

In February 2006, the Company entered into a six-year operating lease agreement for a facility in London, England. The total commitment was approximately $266,000 to be paid over the term of the lease.

In May 2006, the Company entered into a Real Estate Leasing Contract with Credit Suisse (the "Lease Agreement") for a facility in Neuchâtel, Switzerland.   The Lease Agreement became effective in July 2006 upon Credit Suisse's purchase of the land. The Lease Agreement has a term of 15 years with a fixed purchase option at expiration.  The total commitment under the Lease Agreement is estimated at CHF 23,000,000 (approximately $18,400,000 in U.S. dollars per the exchange rate as of September 30, 2006), which includes the purchase of land and construction of the facility.  In connection with the Lease Agreement, the Company entered into a Guaranty with Credit Suisse (the "Guaranty") in the amount of CHF 11,000,000 (approximately $8,800,000) with respect to its subsidiaries' obligations under the Lease Agreement. In August 2006, the Company issued a CHF 4,500,000 (approximately $3,600,000) letter of credit to Credit Suisse with a commercial bank pursuant to the terms and conditions of the Leasing Contract.

Since the Company has substantially all of the construction period risk, the Company is accounting for the transaction as if it were the owner during the construction period. Accordingly, subsequent to commencement of the construction, in July 2006, the Company has capitalized construction costs of $2,920,000 as construction-in-progress. The related financing liability of $2,920,000 has been included in accrued liabilities on the accompanying balance sheet.

In the normal course of business, the Company may enter into contractual arrangements under which the Company may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on behalf of the Company or for losses arising from certain events as defined within the particular contract. To date, the Company has not incurred any costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

NOTE 9--Provision for Income Taxes:

Provision for income taxes was $7,780,000 at an effective tax rate of 44.9% for the three months ended September 30, 2006 as compared to $8,170,000 at an effective tax rate of 41.0% for the same period in 2005. Provision for income taxes was $21,720,000 at an effective tax rate of 44.1% for the nine months ended September 30, 2006 as compared to $17,700,000 at an effective tax rate of 40.4% for the same period in 2005. The higher effective tax rate for 2006 is primarily due to the impact of expensing certain non-tax deductible stock-based compensation in accordance with SFAS No. 123(R), and the expiration of the federal research and development credits at the end of 2005.  As of September 30, 2006, the Company recorded $5,345,000 of deferred tax assets for the book expenses associated with the nonqualified stock options.

NOTE 10--Recent Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" ("FIN 48").  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, of the adoption of FIN 48 will have on its financial reporting.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the adoption of SFAS 157 will have on its financial reporting.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.  Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements:  the "roll-over" method and the "iron curtain" method.  The "roll-over" method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior period misstatements; but its use can lead to the accumulation of misstatements in the balance sheet.  The "iron-curtain" method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior period errors on the income statement.  The Company currently uses the "iron-curtain" method for quantifying identified financial statement misstatements.  In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's financial statements and the related financial statement disclosures.  This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the "iron curtain" and the "roll-over" methods.  SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the "dual approach" had always been used or (ii) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of the beginning of the current fiscal year with an offsetting adjustment to the opening balance of retained earnings in the year of adoption.  Use of the "cumulative effect" transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.  The provisions of SAB 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006.  The Company has evaluated the effect of adopting this guidance and has determined that there will be no impact at adoption on its financial statements or related disclosures.

NOTE 11--Subsequent Events:

In October 2006, the Company entered into a syndicated credit facility which provides the Company with a five-year $300,000,000 revolving line of credit, including a $50,000,000 sublimit for the issuance of standby letters of credit, a $25,000,000 sublimit for swing line loans and a $100,000,000 sublimit for multicurrency borrowings. The Company may request an increase of up to $100,000,000 in additional commitments under the terms of the credit facility. The Company may also terminate or permanently reduce the commitments available under the credit facility at any time. At the option of the Company, the loans will bear interest at either a variable rate based on LIBOR plus an applicable margin that varies depending on the Company's leverage ratio, or an alternative variable rate. The alternative variable rate is the greater of the Federal Funds Rate plus 1/2 of 1 percent and Bank of America's prime rate. The swing line loans will bear interest at the alternative variable rate.

During October 2006, in conjunction with a proposed transaction, the Company has placed a good faith deposit in escrow.  If the Company should decide to not proceed with such transaction, this deposit may be forfeited.  Such forfeit would have material impact on the Company's earnings at the time of such forfeit.

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
  Liquidity and capital resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of September 30, 2006.
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

Executive Summary

Company Description. We are a global medical device company specializing in the design, manufacture, marketing and sale of medical devices used to diagnose, treat and restore spinal anatomy using minimally invasive surgical technologies. Our devices are presently used primarily by spine specialists, including orthopaedic surgeons and neurosurgeons, interventional radiologists and interventional neuroradiologists, who repair compression fractures of the spine caused by osteoporosis, trauma, cancer or benign lesions through minimally invasive spine surgeries known as balloon kyphoplasty procedures. Our commercial products consist of our KyphX instruments, which are used to treat spinal fractures during balloon kyphoplasty, including our proprietary KyphX balloon technology, and our proprietary brands of bone filler materials. Most alternative treatments for these types of spinal fractures are either highly invasive or are only pain management therapies. In addition, we have commenced a limited initial launch of our Functional Anaesthetic Discography (FAD) technology, which we acquired through our acquisition of InnoSpine, Inc. in December 2005. We anticipate full market launch of the FAD product line by the second quarter of 2007.

Our corporate headquarters and United States operations are located in Sunnyvale, California, where we conduct our manufacturing, warehousing, research and development, regulatory and administrative activities. Outside the United States, we operate a sales, clinical, regulatory and administrative facility in Brussels, Belgium, a research and biomaterials manufacturing facility in Rosbach, Germany, a clinical, regulatory and administrative facility in Japan, and we have direct selling operations in many of the major countries in Europe and Canada. In November 2005, we leased a facility which serves as a temporary facility in Neuchâtel, Switzerland for us to conduct administrative and distribution activities for our international business while we build a larger facility in that same location. In May 2006, we entered into a Real Estate Leasing Contract with Credit Suisse for the financing of the new facility. The construction of the building began in July 2006, and we anticipate the completion of the new building in late 2007. We plan to conduct manufacturing, distribution, administrative and certain research and development activities in the Switzerland facility to support the growth of our international business. In August 2006, we have commenced distribution activities to our European customers and established a shared financial services center in Neuchâtel. Our global distribution network consists of a direct sales organization of almost 520 individuals who market our products in the U.S., Europe and Canada. We also have distributors and sales agents in other countries in which we do not have a direct sales force. In Japan, we are presently focused primarily on procuring the appropriate governmental regulatory clearances and approvals necessary to market and sell our KyphX products, and as of November 1, 2006, we have enrolled 50 of the 81 patients required in our Japanese clinical trial.

Our minimally invasive products for performing balloon kyphoplasty to treat vertebral compression fractures (VCFs) compete with a variety of other modes of treatment, including non-surgical treatments such as back braces, drugs to reduce pain, drugs to prevent osteoporosis, open surgical procedures and conventional spine instrumentation, and instruments and materials from multiple other companies for performing other minimally invasive surgeries such as vertebroplasty. Our products also compete with third party products that claim to treat VCFs by creating voids and/or restore height as do our products (e.g., Spineology's OptiMesh, SpineWave's StaXX, and Medtronic's Equestra/Arcuate). Some of these products are marketed as more effective and/or less expensive alternatives to vertebroplasty and balloon kyphoplasty and all are likely to increase the awareness and frequency of alternative procedures to balloon kyphoplasty. Many of our competitors have substantially greater financial, technical and marketing resources, and substantially greater experience in spine and brand recognition than we do. Because of the size of the potential market, we anticipate that other companies intend to dedicate significant resources to developing competing products and procedures. We believe our ability to compete successfully will depend on our ability to develop effective and innovative products that reach the market in a timely manner with adequate reimbursement, and our ability to protect our innovations from duplication by third parties.

In August 2006, the Centers for Medicare and Medicaid Services (CMS) published the 2007 Final Rule with tentative payment rates regarding the Hospital Inpatient Prospective Payment System (HIPPS) proposing that the tentative reimbursement rates available to hospitals in 2007 would reflect a slight increase in rates over 2006 levels. In October 2006, the final payment rates were published in the Federal Register and the two primary payment rates related to kyphoplasty increased by 2.1% and 5.8% over 2006 levels. The payment rates were effective October 2006 for fiscal year 2007.

On November 1, the CMS posted to its website the 2007 Final Rule regarding the Medicare Physician Fee Schedule, stating that the overall reimbursement available to physicians in 2007 would be reduced by 5.0% over 2006 levels including reimbursement available to a physician for performing balloon kyphoplasty.  Also on November 1 2006, CMS posted the Final Rule on the Hospital Outpatient Prospective Payment System (HOPPS), stating that the reimbursement available to a facility for performing balloon kyphoplasty in an outpatient setting in 2007 would be increased by approximately 54% over 2006 for one level and 53% for two level procedures.  Both of these rules are effective for procedures performed on or after January 1, 2007.

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

In September 2006, Maureen L. Lamb joined Kyphon as our Vice President, Chief Financial Officer and Treasurer. Ms. Lamb has over 15 years of financial management experience and comes to Kyphon from Photon Dynamics, Inc., where she served as Chief Financial Officer. Before that, she held several senior financial management positions for eleven years at KLA-Tencor, including serving as its Vice President of Finance for five years. Ms. Lamb received her Bachelor's degree in Government from Harvard College and her Masters in Business Administration from the Wharton School of the University of Pennsylvania. She succeeds Arthur T. Taylor as our Chief Financial Officer, who has been serving as both Chief Operating Officer and Chief Financial Officer since his promotion in February 2006. Mr. Taylor will continue as our Chief Operating Officer.

Also in September 2006, Alexandre M. DiNello joined Kyphon as our Vice President, Research and Development. Mr. DiNello has over 17 years of medical device industry experience, including senior research and development and/or strategic development roles at Abbott Spine, OmniSonics Medical Technologies, DePuy Spine, a division of Johnson & Johnson and AcroMed Corporation, which was purchased by DePuy Spine. He received his Bachelor of Science degree in Mechanical Engineering from the University of California, Santa Barbara, a Masters degree in Biomedical Engineering from the University of Virginia, and a Masters in Business Administration from the Weatherhead School of Management at Case Western Reserve University in Ohio.

Products and Significant Business Trends. Our net sales result from the sales of our KyphX instruments, including our KyphX Inflatable Bone Tamps, KyphX Inflation Syringe, KyphX Bone Access Systems, KyphX Bone Filler Devices, Latitude Curettes, our Bone Biopsy Device, KyphX HV-R Bone Cement, KyphX Mixer and our CE-Marked KyphOs calcium phosphate. In addition, we have commenced a limited initial launch of our FAD technology, which we recently acquired through our acquisition of InnoSpine, Inc.

During the first nine months of 2006, our business experienced significant growth. Net sales in the first nine months of 2006 increased to $295.2 million, compared to $220.3 million in the first nine months of 2005, representing growth of 34%. We trained approximately 1,900 physicians during the first nine months of 2006, primarily in the United States and in Europe. In the U.S., we added 207 new hospitals to our customer base during the first nine months of 2006.

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

Results of Operations

Three Months Ended September 30, 2006 and September 30, 2005

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

                                                            Three Months Ended September 30,
                                                    ------------------------------------------
                                                               2006                  2005
                                                    --------------------  --------------------
                                                                 % of                  % of
                                                     Amount    Net sales   Amount    Net sales
                                                    ---------  ---------  ---------  ---------
U.S. net sales                                     $  82,508         80% $  66,863         85%
International net sales                               20,170         20%    12,151         15%
                                                    ---------  ---------  ---------  ---------
Net sales                                            102,678        100%    79,014        100%
Cost of goods sold                                    13,321         13%     9,456         12%
                                                    ---------  ---------  ---------  ---------
Gross profit                                          89,357         87%    69,558         88%
                                                    ---------  ---------  ---------  ---------
Operating expenses:
    Research and development                          10,384         10%     6,415          8%
    Sales and marketing                               48,609         47%    36,151         46%
    General and administrative                        15,307         15%     8,280         10%
                                                    ---------  ---------  ---------  ---------
        Total operating expenses                      74,300         72%    50,846         64%
                                                    ---------  ---------  ---------  ---------
Income from operations                                15,057         15%    18,712         24%
Interest income and other, net                         2,254          2%     1,212          1%
                                                    ---------  ---------  ---------  ---------
Income before income taxes                            17,311         17%    19,924         25%
Provision for income taxes                             7,780          8%     8,170         10%
                                                    ---------  ---------  ---------  ---------
Net income                                         $   9,531          9% $  11,754         15%
                                                    =========  =========  =========  =========

Net Sales. Net sales increased $23.7 million, or 30%, for the three months ended September 30, 2006 as compared to the same period in 2005. The increases in net sales primarily resulted from an increase in the number of physicians trained in the use of our KyphX instruments as well as an 8% increase in the number of procedures performed by trained physicians per month compared to the same period in 2005. During the third quarter of 2006, approximately 600 physicians were trained in the use of our KyphX instruments. Domestic sales increased $15.6 million, or 23% for the three months ended September 30, 2006 as compared to the same period in 2005. International sales increased $8.0 million, or 66% for the three months ended September 30, 2006 as compared to the same period in 2005. The increase in international sales also reflected the favorable currency impact of $847,000 in the three months ended September 30, 2006 based on prior period average Euro exchange rates. No customer accounted for more than 10% of total net sales for the three months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, we had trained approximately 5,800 spine specialists in the U.S. and approximately 4,100 clinicians in other parts of the world, primarily in Europe. We believe the total number of potential physicians who may perform balloon kyphoplasty procedures using our products is approximately 11,000 in the U.S. Internationally, the number of physicians who may perform balloon kyphoplasty is not as well-defined, but we believe it to be more than 10,000. We have targeted at least $400 million in net sales for 2006.

Cost of Goods Sold. Cost of goods sold consists of material, labor, subcontract, and overhead costs. Cost of goods sold increased $3.9 million, or 41%, for the three months ended September 30, 2006 as compared to the same period in 2005. The increase in cost of goods sold resulted primarily from increased material, labor, subcontract and overhead costs in relation to the increased sales volume of our products in addition to a $358,000 increase in stock-based compensation expense due to the adoption of SFAS No. 123(R), and the impact of $275,000 in amortization of intangibles for our FAD product line to cost of goods sold. Our cost of goods sold and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses and levels of production volume. As a percentage of net sales, we expect cost of goods sold to be in the range of 12% to 13% for 2006.

Research and Development. Research and development expenses consist of costs for product research, product development, clinical functions and outside costs related to clinical trials and personnel. Research and development expenses increased $4.0 million, or 62%, in the three months ended September 30, 2006 as compared to the same period in 2005. The increase was primarily attributable to increased personnel costs of $1.3 million, a $701,000 increase in stock-based compensation expense due to the adoption of SFAS No. 123(R), increased clinical studies expense of $532,000, increased engineering and lab expenses of $445,000, and increased consulting expenses of $422,000. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses in 2006 will increase in absolute dollars as compared to 2005, excluding the license acquisition charges of $21.0 million relating to Dr. Sandhu and to Dr. Berger in the prior year, due largely to the commencement of clinical studies. We anticipate conducting significant additional clinical trial activity both in the United States and abroad to collect further data that may support the use and clinical efficacy of our products. As a percentage of net sales, we anticipate our research and development expenses to be in the range of 10% to 11% for 2006.

Sales and Marketing. Sales and marketing expenses consist of costs for personnel, physician training programs and marketing activities. Sales and marketing expenses increased $12.5 million, or 34%, in the three months ended September 30, 2006 as compared to the same period in 2005. The increase was primarily attributable to a $7.0 million increase in the costs of hiring, training and compensating additional direct selling representatives, $2.6 million increase in stock-based compensation expense due to the adoption of SFAS No. 123(R), increased sales and marketing travel expenses of $1.6 million, and increased facility expenses of $1.3 million. As we continue to commercialize our KyphX instruments on a global basis, we expect to significantly increase our sales and marketing efforts and expenditures in absolute dollars while maintaining our sales and marketing expenses as a percentage of net sales at 47% to 48% for 2006.

General and Administrative. General and administrative expenses consist of costs for personnel, professional service fees, expenses related to legal issues and intellectual property rights, Sarbanes-Oxley compliance and general corporate expenses. General and administrative expenses increased $7.0 million, or 85%, in the three months ended September 30, 2006 as compared to the same period in 2005. The increase was primarily attributable to a $2.6 million increase in stock-based compensation expense due to the adoption of SFAS No. 123(R), increased personnel costs of $2.2 million, increased litigation costs of $1.2 million, increased consulting fees of $908,000 primarily relating to global tax planning and implementation. We expect general and administrative expenses to increase in the future as we add personnel, continue to expand our patent portfolio, pursue business development activities, incur additional public reporting, governmental compliance and investor-related expenses as a public company, incur increased litigation expenses prosecuting and defending various relevant legal claims, and incur scale-up costs for our international optional center in Switzerland. Therefore, we anticipate that our general and administrative expenses will increase in absolute dollars as we expand our infrastructure. As a percentage of net sales, we expect that our general and administrative expenses will be approximately 14% to 15% in 2006.

Interest Income and Other, Net. Interest income and other, net, increased $1.0 million, or 86%, in the three months ended September 30, 2006 as compared to the same period in 2005. The increase resulted primarily from an increase in interest income due to higher cash, cash equivalents and investment balances, as well as higher interest rates. Our cash, cash equivalents and investments balances were $249.7 million and $171.2 million as of September 30, 2006 and 2005, respectively.

Provision for Income Taxes. Provision for income taxes was $7.8 million at an effective tax rate of 44.9% for the three months ended September 30, 2006 as compared to $8.2 million at an effective tax rate of 41.0% for the same period in 2005. The higher effective tax rate for 2006 is primarily due to the impact of expensing certain non-tax deductible stock-based compensation in accordance with SFAS No. 123(R), and the expiration of federal research and development credits at the end of 2005. We recorded a $5.3 million deferred tax asset for the book expenses associated with the stock-based compensation expenses recorded through September 30, 2006. We believe that in 2006 our effective tax rate will be approximately 44.5% of income before taxes, with the actual amount of taxes paid reduced by the utilization of net operating loss and research and development tax credit carryforwards as well as deductions due to stock option activities.

Nine Months Ended September 30, 2006 and September 30, 2005

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

                                                            Nine Months Ended September 30,
                                                    ------------------------------------------
                                                             2006                  2005
                                                    --------------------  --------------------
                                                                 % of                  % of
                                                     Amount    Net sales   Amount    Net sales
                                                    ---------  ---------  ---------  ---------
U.S. net sales                                     $ 239,661         81% $ 188,426         86%
International net sales                               55,507         19%    31,848         14%
                                                    ---------  ---------  ---------  ---------
Net sales                                            295,168        100%   220,274        100%
Cost of goods sold                                    37,474         13%    25,875         12%
                                                    ---------  ---------  ---------  ---------
Gross profit                                         257,694         87%   194,399         88%
                                                    ---------  ---------  ---------  ---------
Operating expenses:
    Research and development                          28,912         10%    19,513          9%
    Sales and marketing                              142,644         48%   107,310         48%
    General and administrative                        43,371         15%    26,321         12%
                                                    ---------  ---------  ---------  ---------
        Total operating expenses                     214,927         73%   153,144         69%
                                                    ---------  ---------  ---------  ---------
Income from operations                                42,767         14%    41,255         19%
Interest income and other, net                         6,457          3%     2,556          1%
                                                    ---------  ---------  ---------  ---------
Income before income taxes                            49,224         17%    43,811         20%
Provision for income taxes                            21,720          8%    17,700          8%
                                                    ---------  ---------  ---------  ---------
Net income                                         $  27,504          9% $  26,111         12%
                                                    =========  =========  =========  =========

Net Sales. Net sales increased $74.9 million, or 34%, for the nine months ended September 30, 2006 as compared to the same period in 2005. The increases in net sales primarily resulted from an increase in the number of physicians trained in the use of our KyphX instruments as well as a 12% increase in the number of procedures performed by trained physicians per month compared to the same period in 2005. Domestic sales increased $51.2 million, or 27% for the nine months ended September 30, 2006 as compared to the same period in 2005. International sales increased $23.7 million, or 74% for the nine months ended September 30, 2006 as compared to the same period in 2005. International sales for the nine months ended September 30, 2006 also reflected the unfavorable currency impact of $676,000 based on prior period average Euro exchange rates. No customer accounted for more than 10% of total net sales for the nine months ended September 30, 2006 and 2005.

Cost of Goods Sold. Cost of goods sold increased $11.6 million, or 45%, for the nine months ended September 30, 2006 as compared to the same period in 2005. The increase in cost of goods sold resulted primarily from increased material, labor, subcontract and overhead costs in relation to the increased sales volume of our products in addition to a $841,000 increase in stock-based compensation expense due to the adoption of SFAS No. 123(R), the impact of $550,000 in amortization of intangibles for our FAD product line to cost of goods sold and increased inventory reserves taken during the nine months of 2006.

Research and Development. Research and development expenses increased $9.4 million, or 48%, in the nine months ended September 30, 2006 as compared to the same period in 2005. The increase was primarily attributable to increased personnel costs of $2.8 million, a $2.2 million increase in stock- based compensation expense due to the adoption of SFAS No. 123(R), increased clinical studies expense of $1.6 million, and increased consulting expenses of $1.6 million. The prior year period included a license acquisition charge of $1.0 million to Dr. Lee Berger.

Sales and Marketing. Sales and marketing expenses increased $35.3 million, or 33%, in the nine months ended September 30, 2006 as compared to the same period in 2005. The increase was primarily attributable to a $20.4 million increase in the costs of hiring, training and compensating additional direct selling representatives, $7.6 million increase in stock-based compensation expense due to the adoption of SFAS No. 123(R), increased sales and marketing travel expenses of $4.6 million, and increased facility expenses of $2.3 million.

General and Administrative. General and administrative expenses increased $17.1 million, or 65%, in the nine months ended September 30, 2006 as compared to the same period in 2005. The increase was primarily attributable to a $7.8 million increase in stock-based compensation expense due to the adoption of SFAS No. 123(R), increased personnel costs of $6.1 million, increased consulting fees of $1.4 million, and increased travel expense of $950,000.

Interest Income and Other, Net. Interest income and other, net, increased $3.9 million, or 153%, in the nine months ended September 30, 2006 as compared to the same period in 2005. The increase resulted primarily from an increase in interest income due to higher cash, cash equivalents and investment balances, as well as higher interest rates.

Provision for Income Taxes. Provision for income taxes was $21.7 million at an effective tax rate of 44.1% for the nine months ended September 30, 2006 as compared to $17.7 million at an effective tax rate of 40.4% for the same period in 2005. The higher effective tax rate for 2006 is primarily due to the impact of expensing certain non-tax deductible stock-based compensation in accordance with SFAS No. 123(R), and the expiration of federal research and development credits at the end of 2005.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), "Share-Based Payment," which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchase rights based on estimated fair values. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.  Stock-based compensation expense recognized under SFAS No. 123(R) for the three and nine months ended September 30, 2006 was $6.7 million and $20.0 million, respectively.  We previously used the intrinsic value method in accounting for our employee stock options and employee stock purchase rights, and presented disclosure of pro forma information as if we had accounted for stock-based compensation using the fair value method. During the three and nine months ended September 30, 2005, we recognized stock-based compensation expense of $435,000 and $1.5 million, respectively, related to employee stock options issued prior to our initial public offering with exercise prices below the deemed fair market value of our stock at the date of grant.

We estimate the value of employee stock options on the date of grant using a binomial-lattice model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

During the three months ended September 30, 2006, we recognized stock-based compensation charges related to our employee stock options and employee stock purchase plan of $6.0 million, and $651,000, respectively.  During the nine months ended September 30, 2006, we recognized stock-based compensation charges related to our employee stock options and employee stock purchase plan of $17.4 million, and $2.7 million, respectively.  As of September 30, 2006, stock-based compensation expense of $141,000 was capitalized as inventory. As of September 30, 2006, the unrecorded stock-based compensation balance related to employee stock options was $33.5 million after estimated forfeitures and will be recognized over an estimated weighted-average remaining requisite service period of 2.8 years.  As of September 30, 2006, the unrecorded stock-based compensation balance related to employee stock purchase rights was $462,000 which will be recognized over the next four months.

Stock-based compensation expense for stock options granted to non-employees is recognized as the stock options are earned. The stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. In connection with the grant of stock options to non-employees, we recorded stock-based compensation expense of approximately $282,000 and $688,000 for the three and nine months ended September 30, 2006, respectively. We recorded stock-based compensation expense of approximately $440,000 and $870,000 for the three and nine months ended September 30, 2005, respectively.

In June 2006, our stockholders approved the termination of the 2002 Employee Stock Purchase Plan, or 2002 ESPP, after the February 1, 2007 purchase, and the adoption of the 2007 Employee Stock Purchase Plan, or 2007 ESPP. The 2007 ESPP shall take effect after the final purchase date under the 2002 ESPP of February 1, 2007, at which time the 2002 ESPP shall automatically terminate. We have determined that the cancellation of the 2002 ESPP effectively occurred in June 2006 at the time of stockholder approval.  The 2007 ESPP reduces the "look-back" period available under any offering, by eliminating the 24-month "look-back" period presently available under the 2002 ESPP and replacing it with a six-month "look-back" period.  As the cancellation of purchase periods subsequent to February 1, 2007 were not accompanied by a concurrent replacement grant, in accordance with the provisions of SFAS 123(R), unrecognized compensation cost of $562,000 was recognized immediately in June 2006 for the awards cancelled.

Seasonality

Our business is seasonal in nature. Historically, demand for our products has been the highest in the first and second quarters in the U.S. and in the second and fourth quarters in Europe. In the U.S., during the third and fourth quarter, our net sales generally reflect the reduced number of selling days due to the summer vacation and holiday season. In Europe, we traditionally experience somewhat lower sales volumes in the third quarter months than throughout the rest of the year as a result of the European summer holiday schedule. In addition, the fourth quarter in Europe is typically favorably impacted by certain customers' budget utilization patterns and certain distributors' fulfillment of their annual purchase commitments.

Liquidity and Capital Resources

As of September 30, 2006, we had $120.2 million of cash and cash equivalents, $129.6 million of short-term investments, and working capital of $278.0 million. Our cash and cash equivalents and investments increased by $55.3 million during the first nine months of 2006.

In October 2006, we entered into a syndicated credit facility which provides us with a five-year $300.0 million revolving line of credit, including a $50.0 million sublimit for the issuance of standby letters of credit, a $25.0 million sublimit for swing line loans and a $100.0 million sublimit for multicurrency borrowings. We may request an increase of up to $100.0 million in additional commitments under the terms of the credit facility. We may also terminate or permanently reduce the commitments available under the credit facility at any time. At our option, the loans will bear interest at either a variable rate based on LIBOR plus an applicable margin that varies depending on our leverage ratio, or an alternative variable rate. The alternative variable rate is the greater of the Federal Funds Rate plus 1/2 of 1 percent and Bank of America's prime rate. The swing line loans will bear interest at the alternative variable rate. As of October 31, 2006, there were no borrowings outstanding under the credit facility. The credit facility may be used for general corporate purposes including acquisitions, capital expenditures, working capital and other purposes.

Cash Provided by Operating Activities. Our operating cash flow for the nine months ended September 30, 2006 was primarily the result of our operational profitability. Net cash provided by operations was $47.0 million, attributable primarily to net income of $27.5 million adjusted for non-cash charges related to stock-based compensation of $20.7 million and depreciation and amortization expenses of $4.7 million. Net cash provided by operations for the nine months ended September 30, 2005 was $44.2 million, attributable primarily to net income of $26.1 million adjusted for non-cash charges related to the tax benefits from stock-based compensation plans of $13.1 million, depreciation and amortization expenses of $3.1 million, and stock-based compensation of $2.4 million.

The increase in cash provided by operating activities for all periods was adjusted by changes in our working capital. During the nine months ended September 30, 2006, accounts receivable increased $8.1 million due to increased net sales; inventories increased $3.4 million in order to meet the increased demand for our products; prepaid expenses and other current assets increased $2.1 million due to the timing of certain deposits and annual license fee payments; accounts payables increased $107,000 due to our increased operating expenses; accrued liabilities increased $8.7 million due to increased payroll, income tax accrual and increased legal expense accrual; deferred rent and other increased $998,000 due to additional facilities being leased. During the nine months ended September 30, 2005, accounts receivable increased $8.0 million due to increased net sales; inventories decreased $366,000 due to improved inventory management; prepaid expenses and other current assets increased by $2.7 million due to the timing of the prepaid expenses; accounts payables increased $159,000 due to increased operating expenses; accrued liabilities increased $7.0 million mainly due to increased payroll and income tax accruals.

In January 2006, we adopted SFAS No. 123(R), which requires that the excess benefit of tax deductions over the recognized compensation cost for employee stock options be reported as cash flow from financing activities rather than as cash flow from operations.

Cash Used in Investing Activities. Net cash used in investing activities was $22.6 million for the nine months ended September 30, 2006 and resulted from the net investment maturities and purchases of $11.0 million, and purchases of property and equipment of $9.4 million primarily due to the outfitting of our Sunnyvale facility. In addition, we made an equity investment of approximately $2.2 million in a private company. Net cash used in investing activities was $16.9 million for the nine months ended September 30, 2005, and resulted primarily from net investment activities of $11.3 million and purchase of property and equipment of $5.6 million.

Cash Provided by Financing Activities. Net cash provided by financing activities was $19.0 million during the nine months ended September 30, 2006 and was attributable primarily to proceeds from the exercise of stock options of $9.2 million, issuance of common stock under our employee stock purchase plan of $6.3 million, and excess tax benefit related to stock-based compensation plans of $3.5 million. Net cash provided by financing activities was $17.4 million during the nine months ended September 30, 2005 and was attributable primarily to proceeds from the exercise of stock options of $12.7 million, and issuance of common stock under our employee stock purchase plan of $4.7 million.

Contractual Cash Obligations. As of September 30, 2006 we had contractual cash obligations as follows (in thousands):

                                                       Payment Due by Periods
                                   ----------------------------------------------------------------------
                                             Remainder of
                                    Total      2006      2007      2008      2009      2010    After 2010
                                   --------  --------  --------  --------  --------  --------  ----------
Operating leases                  $ 23,036  $    869  $  3,513  $  3,039  $  3,006  $  3,028  $    9,581
Consulting agreement                   125        --       100        25        --        --          --
License agreement                   15,000     5,000     5,000     5,000        --        --          --
Purchase commitments with contract
   manufacturers and suppliers      12,658    11,425     1,233        --        --        --          --
Purchase obligations                13,399     8,663     2,836     1,900        --        --          --
Facility lease financing liability   2,920        --     2,920        --        --        --          --
Asset retirement obligation            598        --        --        --        --        --         598
                                   --------  --------  --------  --------  --------  --------  ----------
Total commitments                 $ 67,736  $ 25,957  $ 15,602  $  9,964  $  3,006  $  3,028  $   10,179
                                   ========  ========  ========  ========  ========  ========  ==========

The amounts reflected in the table above for operating leases represent aggregate future minimum lease payments under non-cancellable facility leases. Portions of these payments and a portion of the asset retirement obligations are denominated in foreign currencies and were translated in the tables above based on their respective U.S. dollar exchange rates at September 30, 2006. These future payments are subject to foreign currency exchange rate risk.

We are obligated to make a series of payments totaling up to $15.0 million related to the license acquisition agreement with Dr. Sandhu. The payments of these additional obligations, which shall be paid annually unless accelerated, may be accelerated upon defined events and circumstances or may be forgiven upon the occurrence of a third party event, outside the control of the Company. Based on management judgment, ability and intent, this amount has been classified as a current liability as of September 30, 2006.

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

In May 2006, we entered into a Real Estate Leasing Contract with Credit Suisse (the "Lease Agreement") for a facility in Neuchâtel, Switzerland.  The Lease Agreement became effective in July 2006 upon Credit Suisse's purchase of the land. The Lease Agreement has a term of 15 years with a fixed purchase option at expiration.  The total commitment under the Lease Agreement is estimated at CHF 23.0 million (approximately $18.4 million in U.S. dollars per the exchange rate as of September 30, 2006), which includes the purchase of land and construction of the facility.  In connection with the Lease Agreement, we entered into a Guaranty with Credit Suisse (the "Guaranty") in the amount of CHF 11.0 million (approximately $8.8 million) with respect to our subsidiaries' obligations under the Lease Agreement. In August 2006, we issued a CHF 4.5 million (approximately $3.6 million) letter of credit to Credit Suisse with a commercial bank in pursuant to the terms and conditions of the Leasing Contract. These amounts have not been reflected in the table above.

Since we have substantially all of the construction period risk, we are accounting for the transaction as if we were the owner during the construction period. Accordingly, subsequent to commencement of the construction, in July 2006, we have capitalized construction costs of $2.9 million as construction-in- progress. The related financing liability of $2.9 million has been included in accrued liabilities.

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

Off-Balance Sheet Arrangements. We do not have any off-balance sheet financing as of September 30, 2006. All of our subsidiaries are included in the financial statements, and we do not have relationships with any special purpose entities.

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

Summary. We believe our current cash, cash equivalents, investments, cash generated from operations, and cash available under the revolving line of credit facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We anticipate conducting significant additional clinical trial activity both in the United States and abroad to collect further data that may support the use and clinical efficacy of our products. The costs of these trials will be significant. If existing cash, cash equivalents, and cash generated from operations are insufficient to satisfy our liquidity requirements, whether as a result of investment in new markets or businesses through both internal or external business development, expansion of product lines, additional clinical trials, possible increased capital expenditures, or for other reasons related to our business, we may seek to sell additional equity securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock, and could contain covenants that would restrict our operations. And additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or eliminate certain of our business expansion activities.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" ("FIN 48").  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact, if any, of the adoption of FIN 48 will have on our financial reporting.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of the adoption of SFAS 157 will have on our financial reporting.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.  Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements:  the "roll-over" method and the "iron curtain" method.  The "roll-over" method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior period misstatements; but its use can lead to the accumulation of misstatements in the balance sheet.  The "iron-curtain" method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior period errors on the income statement.  We currently use the "iron-curtain" method for quantifying identified financial statement misstatements.  In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's financial statements and the related financial statement disclosures.  This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the "iron curtain" and the "roll-over" methods.  SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the "dual approach" had always been used or (ii) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of the beginning of the current fiscal year with an offsetting adjustment to the opening balance of retained earnings in the year of adoption.  Use of the "cumulative effect" transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.  The provisions of SAB 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006.  We have evaluated the effect of adopting this guidance and have determined that there will be no impact at adoption on our financial statements or related disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk at September 30, 2006 is related primarily to our investment portfolio. Our investment portfolio includes fixed rate debt instruments of high quality corporate issuers, asset-backed securities and variable-rate municipal bonds. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally held to maturity and the weighted average duration of our investments is 12 months or less. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. As of September 30, 2006, the carrying value of these investments approximates fair market value. We do not believe any of our investments are other than temporarily impaired at September 30, 2006.

We have operated mainly in the United States, and 81% and 86% of our sales were made in U.S. dollars for the nine months ended September 30, 2006 and 2005, respectively. The majority of our non-U.S. sales are derived from European Union countries and denominated in the Euro. Monthly income and expense from our European operations are translated using average rates and balance sheets are translated using month-end rates. Differences are recorded within stockholders' equity as a component of accumulated other comprehensive income or to the income statement, as applicable. As our revenues denominated in currencies other than the dollar increase, we have an increased exposure to foreign currency rate risk. Based on our overall exposure for foreign currency at September 30, 2006, a hypothetical 10% change in foreign currency rates would not have a material impact on our net sales and operating expenses. We may elect to mitigate this rate risk, in part or in whole, through the purchase of forward currency contracts.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  The Chief Executive Officer, Richard W. Mott, the Chief Operating Officer, Arthur T. Taylor who also served as our Chief Financial Officer through September 2006, and the Chief Financial Officer and Treasurer, Maureen L. Lamb, evaluated the effectiveness of Kyphon's disclosure controls and procedures as of the end of the period covered by this report, and concluded that Kyphon's disclosure controls and procedures were effective to ensure that the information Kyphon is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that the information required to be disclosed by Kyphon in the reports that it files or submits under the Exchange Act is accumulated and communicated to Kyphon's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  During the quarter ended September 30, 2006, there were no changes in Kyphon's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Kyphon's internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2005, Dr. Harvinder Sandhu, an orthopaedic surgeon with whom Kyphon has an exclusive consulting relationship, and Kyphon filed suit in federal district court in Memphis, Tennessee against Medtronic Sofamor Danek ("MSD") and several other related corporate entities seeking compensatory and punitive damages and injunctive relief for breach of contract and related covenants, trade secret theft, fraud and correction of inventorship of several patents and patent applications presently owned by MSD, including U.S. Patent No. 6,676,665. The suit also requests, among other relief, that MSD transfer to Dr. Sandhu ownership of the disputed patent and patent applications. The dispute concerns inventions related to an expandable, mechanical bone tamp for use in treating vertebral compression fractures that Dr. Sandhu invented in the late 1990's and which he confidentially disclosed and discussed with MSD. The complaint alleges that MSD later filed for several patents encompassing and claiming Dr. Sandhu's inventions without naming him as inventor of that technology, and that it also incorporated Dr. Sandhu's inventions into its internal Equestra/Arcuate project without his permission. In May 2006, the Company also sued MSD in the same Tennessee court for willfully infringing five of the Company's U.S. patents (numbers 4,969,888, 5,108,404, 6,235,043, 6,440,138, and 6,863,672) with its Equestra/Arcuate product. Discover is underway, and various motions are pending that seek to address the merits of Dr. Sandhu's and Kyphon's claims. Trial was initially set for April 2007, but may be delayed. We intend to vigorously prosecute our and Dr. Sandhu's case against MSD.

In April 2006, MSD and several related entities filed suit against us in federal district court in the Northern District of California, alleging that our vertebral bone tamps and/or related products infringe three angioplasty balloon dilatation catheter patents (numbers 4,820,349, 5,759,191 and 6,179,856) and a single claim of patent number 6,096,038, which generally concerns treatment of the disc space. MSD has since dropped the '038 patent from the suit and asserted another dilatation catheter patent, number 5,759,173. The suit seeks damages based upon the making, using, selling and offering for sale of our products, seeks enhanced damages for alleged willful infringement, and seeks to enjoin our continued activities relating to these products. We believe the assertions of infringement of these four patents are without merit and have addressed those assertions in a motion scheduled to be heard in December 2006. In October 2006, we filed a motion requesting permission to seek a declaratory judgment that another MSD patent generally concerned with treatment of the disc space and related to the `038 patent, number 7,115,128, also has no application to our kyphoplasty technology; MSD has filed no counterclaim to date. Although we intend to vigorously defend MSD's California lawsuit, MSD's action against us subjects us to potential liability for damages, including treble damages, and could require us to cease making, using or selling the affected products, or to obtain a license in order to continue to manufacture, use or sell the affected products. While we believe we have multiple meritorious defenses to this action, we cannot assure you that we ultimately will prevail on any issue in the litigation or that we will be able to successfully defend MSD's charges, nor can we provide assurance that any license required would be made available on commercially acceptable terms, if at all. Failure to successfully defend against MSD's action could harm our business, financial condition and operating results. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss.

In June 2006, six of our current and former female U.S.-based sales employees filed a lawsuit against Kyphon in federal district court in the Northern District of California.  They allege, among other things, that Kyphon has engaged in gender and pregnancy discrimination against them, and also contend that they and their lawyers should be permitted to represent an alleged class of all of our present and many former female Spine Education Specialists, Spine Associates and Spine Consultants because all of those women were also allegedly discriminated against on account of their gender and pregnancy status.  The plaintiffs claim that they are due assorted damages of at least $100 million. The case is in its early stages; no trial date has been set. Two motions are now pending addressing plaintiffs' complaint, and discovery has not yet commenced.  Although we intend to vigorously defend plaintiffs' lawsuit, this lawsuit threatens our reputation and subjects us to potential liability for significant damages. While we believe we have multiple meritorious defenses to this action, we cannot assure you that we ultimately will prevail on any issue in the litigation or that we will be able to successfully defend plaintiffs' charges. Failure to successfully defend against this action could harm our business, financial condition and operating results. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss.

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

Medtronic Sofamor Danek (MSD) and several other related corporate entities have filed suit against us in federal district court in the Northern District of California, alleging that our vertebral bone tamps infringe four balloon dilatation catheter patents (numbers 4,820,349, 5,759,191, 5,759,173 and 6,179,856). The suit seeks damages based upon the making, using, selling and offering for sale of our products, seeks enhanced damages for alleged willful infringement, and seeks to enjoin our continued activities relating to these products. While we intend to vigorously defend this action, we cannot assure you that the outcome of this litigation will be favorable to us. If we lose the suit against us, it will hurt our competitive position, may be costly to us and may prevent us from selling our products. In addition, if we lose, we may need to obtain a license to the patented technology, which could be expensive, or could require us to license to MSD some of our own technology, which would result in a partial loss of our competitive advantage in the marketplace, each of which could seriously harm our business. If MSD is successful in its patent suit and is unwilling to grant us a license, we may be required to stop selling our products that are found to infringe any of the asserted patents unless we can redesign them so they do not infringe, which we may be unable to do. In addition, if we lose, we could be required to pay damages, including treble damages, which could be substantial and harm our financial position and cause our stock price to decline.

Defending this suit and prosecuting our related suit against MSD in federal court in Memphis, Tennessee, will be expensive, the litigation may be protracted and our confidential information may be compromised. Whether or not we are successful in these lawsuits, this litigation could consume substantial amounts of our financial and managerial resources. At any time, MSD may file additional claims against us, or we may file further claims against MSD, which could increase the risk, expense and duration of the litigations. For more information on our litigation with MSD, see "Part II-Item 1: Legal Proceedings."

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

Sometime in 2005, the USAO received a complaint that we believe is a qui tam complaint that alleges impropriety in our business, including regarding our reimbursement practices. Although no subpoena has been issued to us in connection with this complaint, the USAO is investigating our sales and marketing practices, including those relating to Medicare reimbursement available to our customer hospitals, based on site-of-service, for using Kyphon's products in surgery. The USAO has asked to review some of our documentation that may be relevant to the investigation and we are collecting and preparing that documentation for production. We believe we are in substantial compliance with the healthcare laws applicable to us. Even though we have not received a subpoena regarding the complaint or its allegations, we continue to voluntarily cooperate with the USAO, to permit the USAO to develop an informed opinion on whether or not to pursue any action in connection with the complaint based in part on the information we provide, although timing on that decision is uncertain.  At this time, we do not know whether the outcome of the investigation will have a material adverse impact to our business, and cannot assure you regarding any future path USAO or any related lawsuit may take. If an enforcement or other action results from the ongoing investigation, our business and financial condition could be adversely affected which could cause our stock price to decline.

We are involved in a class action lawsuit that six of our current and former female sales employees filed against us.  Failure to successfully defend against this action could harm our business, financial condition and operating results.

In June 2006, six of our current and former female U.S.-based sales employees filed a lawsuit against Kyphon in federal district court in the Northern District of California asking for injunctive relief and damages in excess of $100 million.  Although we intend to vigorously defend plaintiffs' lawsuit, this lawsuit threatens our reputation and subjects us to potential liability for significant damages. While we believe we have multiple meritorious defenses to this action, we cannot assure you that we ultimately will prevail on any issue in the litigation or that we will be able to successfully defend plaintiffs' charges.  Failure to successfully defend against this action could harm our business, financial condition and operating results and cause our stock price to decline.

Because we may face significant competition from other companies with greater resources or superior technology than we have, we may be unable to maintain our competitive position and sales of our KyphX instruments may decline, and our revenues may decline as a result.

The market for medical devices is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. While the direct competition we have faced to date has been limited, we are aware that several companies, some with more resources than ours, are developing and may already be introducing products to directly compete with ours in similar procedures, both in the United States and abroad, including, in some instances, copies of our technology for distribution in one or more foreign markets. In September 2006, Medtronic Sofamor Danek (MSD), a company with significantly more resources than Kyphon, introduced its Equestra/Arcuate product to compete with our technology for treating vertebral compression fractures. Some of these competitors' products may be successful as a result of greater efficacy, less expensive alternatives to our products, or another advantage that makes their products more attractive than ours, which could significantly impact our reimbursement levels, anticipated revenues and future growth. Our industry also includes large pharmaceutical companies that are developing drug products that may reduce the incidence of osteoporosis and cancer and, therefore, the market for our KyphX instruments. Our ability to compete successfully depends in part on our ability to respond quickly to medical and technological changes and user preferences through the development and introduction of new products that are of high quality and address patient and surgeon requirements. We compete with many larger companies that enjoy competitive advantages, including:

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

If we are unable to compete effectively against existing or future competitors, sales of our instruments will decline, and our revenues and stock price will be harmed as a result.

Our instruments could infringe on the intellectual property rights of others, which may lead to costly litigation, payment of substantial damages or royalties and/or our inability to use essential technologies.

The medical device industry has been characterized by extensive litigation and administrative proceedings regarding patents and other intellectual property rights. Whether a medical device infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Our competitors may assert that our instruments and methods infringe their patents, especially as we expand our business into other areas of technology, such as for diagnosis and treatment of spinal conditions. The technology that provides the vast majority of our revenues, which we manufacture, market and sell for the treatment of vertebral compression fractures, stands accused in the U.S. by Medtronic Sofamor Danek ("MSD") of infringing four of its patents. We have asked a federal court to declare our rights with respect to a fifth MSD U.S. patent, and MSD or others may choose to assert other patents against us at any time. From time to time, we receive correspondence from various third parties accusing us of infringing their patents or inviting us to license their patents. In addition, they may claim that their patents have priority over ours because they invented first or their patents were filed or issued first. Because patent applications can take many years to issue, there may be applications now pending of which we may be aware or unaware, which may later result in issued patents that our instruments or methods may infringe. There could also be existing patents that one or more of our instruments or methods may inadvertently be infringing. As the number of competitors in the market for minimally invasive spine disorder treatments grow, the possibility of a patent infringement claim against us increases.

Infringement and other intellectual property claims, with or without merit, against us can be expensive and time-consuming to litigate or otherwise dispose of and can divert management's attention from our core business. In addition, if we lose an intellectual property litigation matter, a court could require us to pay substantial damages and royalties, as well as issue a preliminary or permanent injunction that would prohibit us from developing, manufacturing or selling our products. Also, although we may seek to obtain a license under a third party's intellectual property rights to bring an end to any claims or actions asserted or threatened against us or to address an injunction or simply if we believe it makes business sense to do so, we may not be able to obtain a license on reasonable terms or at all. If we cannot design around a patent, are enjoined from infringing it, and cannot obtain a satisfactory license, we may be forced to cease selling our products, which could cause substantial harm to our business and could cause our stock price to decline.

We may seek additional financing, which could result in dilution to our stockholders or may not be available to us on acceptable terms, if at all.

As of September 30, 2006, we had $120.2 million of cash and cash equivalents and $129.6 million of short-term investments. We currently believe that our current cash, cash equivalents, investments, and cash generated from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months, absent any significant business development activities. If existing cash, cash equivalents, and cash generated from operations are insufficient to satisfy our cash requirements, whether as a result of possible investment in new markets or businesses through both internal or external business development, expansion of product lines, increased capital expenditures, additional clinical trials, expansion of product lines or investment in new markets or businesses, or for other reasons related to our business, we may seek to sell additional equity or debt securities, in addition to our syndicated credit facility. The sale of additional equity or the sale of convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock, and could contain covenants that would restrict our operations. Additional financing may not be available to us when we need it or it may not be available on favorable terms, if at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or eliminate our business development activities which could cause our stock price to decline.

ITEM 5.OTHER INFORMATION

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

ITEM 6. EXHIBITS
Number	Description

3.2 (1)	Amended and Restated Certificate of Incorporation of the registrant.

3.4 (2)	Amended and Restated Bylaws of the registrant.

4.1 (3)	Specimen common stock certificate of the registrant.

10.1* (4)	Employeement Letter by and between Kyphon and Maureen L. Lamb, Chief Financial Officer and Treasurer, dated September 1, 2006.

10.2* (4)	Severance Agreement by and between Kyphon and Maureen L. Lamb, Chief Financial Officer and Treasurer, dated September 20, 2006.

10.3* (5)

Credit Agreement, dated October 20, 2006, among Kyphon and certain subsidiaries as borrowers, Bank of America, N.A. as administrative agent, swingline lender and letter of credit issuer, and the other lenders and agents party thereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from our Annual Report on Form 10-K as filed with the Securities Exchange Commission on March 3, 2006.

(2) Incorporated by reference from our Current Report on Form 8-K/A as filed with the Securities Exchange Commission on October 19, 2006.

(3) Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-83678), which was declared effective on May 16, 2002.

(4) Incorporated by reference from our Current Report on Form 8-K as filed with the Securities Exchange Commission on September 21, 2006.

(5) Incorporated by reference from our Current Report on Form 8-K as filed with the Securities Exchange Commission on October 24, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kyphon Inc.
Date: November 9, 2006	By: /s/ Richard W. Mott Richard W. Mott President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2006	By: /s/ Maureen L. Lamb Maureen L. Lamb Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)