Form 10-Q
period 2007-03-31
KYPHON INC
filed 2007-05-10
CIK 1123313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such requirements for the past 90 days. YES    ☒        NO    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). (Check one):     Large accelerated filer   ☒            Accelerated filer   ☐     Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES    ☐        NO    ☒

Class	Shares Outstanding at April 30, 2007
Common Stock, $0.001 par value	45,560,438

KYPHON INC.
FORM 10-Q
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KYPHON INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

                                                                      Three Months Ended
                                                                          March 31,
                                                                 -----------------------------
                                                                     2007             2006
                                                                 ------------     ------------
Net sales                                                       $    128,137     $     91,428

Operating costs and expenses:
    Cost of goods sold                                                19,503           10,965
    Research and development                                          11,780            8,306
    Sales and marketing                                               63,716           45,386
    General and administrative                                        19,931           13,568
    Amortization of acquired intangible assets                         4,415              283
    In-process research and development                               21,300               --
                                                                 ------------     ------------
        Total operating costs and expenses                           140,645           78,508
                                                                 ------------     ------------
Income (loss) from operations                                        (12,508)          12,920
Interest expense                                                     (12,403)              (3)
Interest income and other, net                                         1,035            2,126
                                                                 ------------     ------------
Income (loss) before income taxes                                    (23,876)          15,043
Provision for (benefit from) income taxes                             (1,280)           6,550
                                                                 ------------     ------------
Net income (loss)                                               $    (22,596)    $      8,493
                                                                 ============     ============
Net income (loss) per share:
    Basic                                                       $      (0.50)    $       0.19
                                                                 ============     ============
    Diluted                                                     $      (0.50)    $       0.19
                                                                 ============     ============
Weighted-average shares outstanding:
    Basic                                                             45,251           44,032
                                                                 ============     ============
    Diluted                                                           45,251           45,882
                                                                 ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

                                                                                March 31,     December 31,
                                                                                  2007           2006
                                                                              -------------  -------------
Assets
Current assets:
   Cash and cash equivalents                                                 $      79,699  $      81,939
   Short-term investments                                                               --        120,214
   Accounts receivable, net                                                         89,436         73,859
   Inventories                                                                      19,500         11,869
   Prepaid expenses and other current assets                                        11,824          7,520
   Deferred tax assets                                                              15,532          6,072
                                                                              -------------  -------------
      Total current assets                                                         215,991        301,473
Property and equipment, net                                                         32,233         27,590
Goodwill                                                                           357,330          4,802
Intangible assets, net                                                             210,446          9,940
Deferred tax assets                                                                     --         14,955
Other assets                                                                       110,404         69,846
                                                                              -------------  -------------
      Total assets                                                           $     926,404  $     428,606
                                                                              =============  =============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                          $      15,658  $      10,447
   Accrued liabilities                                                              62,783         62,980
                                                                              -------------  -------------
      Total current liabilities                                                     78,441         73,427

Deferred rent and other                                                             16,916         10,479
Debt                                                                               460,286             --
Deferred tax liabilities                                                            64,241             --
                                                                              -------------  -------------
      Total liabilities                                                            619,884         83,906
                                                                              -------------  -------------
Commitments and contingencies (Notes 2 and 9)

Stockholders' equity:
   Common stock, $0.001 par value per share                                             45             45
   Additional paid-in capital                                                      269,370        284,672
   Treasury stock, at cost                                                            (201)          (201)
   Accumulated other comprehensive income                                            1,885          1,607
   Retained earnings                                                                35,421         58,577
                                                                              -------------  -------------
      Total stockholders' equity                                                   306,520        344,700
                                                                              -------------  -------------
      Total liabilities and stockholders' equity                             $     926,404  $     428,606
                                                                              =============  =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                 ----------------------
                                                                                    2007        2006
                                                                                 ----------  ----------
Cash flows from operating activities:
  Net income (loss)                                                             $  (22,596) $    8,493
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Provision for accounts receivable allowances                                       220         264
    Provision for excess and obsolete inventories                                      205         175
    Depreciation and amortization                                                   14,958       1,399
    Loss on disposal of property and equipment                                          --         117
    Deferred tax assets                                                             (2,094)         --
    Tax benefits related to stock-based compensation plans                           2,363         303
    Excess tax benefit related to stock-based compensation plans                    (1,878)       (889)
    Stock-based compensation                                                         7,340       6,824
    In-process research and development                                             21,300          --
    Changes in operating assets and liabilities (net of acquired amounts):
       Accounts receivable                                                          (1,086)         84
       Inventories                                                                   2,812        (733)
       Prepaid expenses and other current assets                                       348      (1,808)
       Accounts payable                                                              2,736       1,203
       Accrued liabilities                                                          (8,410)      4,060
       Other                                                                         6,690       1,517
                                                                                 ----------  ----------
                   Net cash provided by operating activities                        22,908      21,009
                                                                                 ----------  ----------
Cash flows from investing activities:
    Purchase of property and equipment                                              (5,946)     (5,337)
    Acquisition of St. Francis, net of cash acquired                              (527,574)         --
    Nonrefundable deposit for acquisition                                          (40,000)         --
    Maturities and sales of investments                                            120,215      22,325
    Purchase of investments                                                             --     (29,317)
                                                                                 ----------  ----------
                   Net cash used in investing activities                          (453,305)    (12,329)
                                                                                 ----------  ----------
Cash flows from financing activities:
    Proceeds from term loan, net                                                   416,342          --
    Proceeds from issuance of convertible notes, net                               390,000          --
    Proceeds from credit facility, net                                              70,000          --
    Repayment of term loan                                                        (425,000)         --
    Proceeds from sale of warrants                                                  76,614          --
    Purchase of call options                                                      (112,000)         --
    Proceeds from issuance of common stock                                           3,995       2,982
    Proceeds from exercise of stock options                                          6,404       3,193
    Excess tax benefit related to stock-based compensation plans                     1,878         889
                                                                                 ----------  ----------
                   Net cash provided by financing activities                       428,233       7,064
                                                                                 ----------  ----------
Effect of foreign exchange rate changes on cash and cash equivalents                   (76)        191
                                                                                 ----------  ----------
Net increase (decrease) in cash and cash equivalents                                (2,240)     15,935
Cash and cash equivalents at beginning of period                                    81,939      76,149
                                                                                 ----------  ----------
Cash and cash equivalents at end of period                                      $   79,699  $   92,084
                                                                                 ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1--Organization, Basis of Presentation, and Significant Accounting Policies:

Organization

Kyphon Inc. ("Kyphon" or the "Company") is focused on the design, manufacture and marketing of single-use and implantable medical device products used in minimally invasive therapies by surgeons and their patients for the treatment and restoration of spinal anatomy. The Company is currently commercializing products including its KyphX proprietary balloon technologies for the repair of spinal fractures, the X-STOP Interspinous Process Decompression (IPD) and Aperius PercLID technologies for the treatment of lumbar spinal stenosis, and the Discyphor product line for performing the Functional Anaesthetic Discography (F.A.D.) procedure to assist in diagnosing the source of low back pain. The Company markets its products through sales representatives in North America, and through a combination of sales representatives, distributors and agents in its international markets. The Company is headquartered in Sunnyvale, California, has subsidiaries in many countries in Europe, as well as in Canada, Japan, Australia and South Africa.

Basis of Presentation

The accompanying unaudited, condensed, consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statement, but does not include all disclosures generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. The results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any future period. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 2006, which was filed with the SEC on February 28, 2007.

Significant Accounting Policies

The Company's significant accounting policies are disclosed in the Company's Form 10-K for the year ended December 31, 2006. Except for the Company's adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") effective January 1, 2007 (see Note 10), the Company's significant accounting policies have not changed significantly as of March 31, 2007.

Reclassification

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation. The reclassification had no impact on the previously reported net income.

NOTE 2--Acquisitions:

St. Francis Medical Technologies, Inc.

On January 18, 2007, the Company acquired all of the fully diluted equity of St. Francis Medical Technologies, Inc. ("St. Francis"), a privately held, California-based company that manufactures the X-STOP Interspinous Process Decompression (IPD) System, an interspinous process device for treating lumbar spinal stenosis (LSS) that has been approved for marketing by the United States Food and Drug Administration (FDA) and CE Mark (a mark that allows the Company to market a product throughout the European Union). The purpose of the St. Francis acquisition was to enter the market for the treatment of LSS in the United States and worldwide. LSS is a narrowing or constriction of the spinal canal, and/or the peripheral passages through which the nerve roots pass, causing impingement on the spinal cord and the nerve roots extending from the spinal cord to the legs. LSS manifests itself primarily in extension, and the X-STOP is therefore designed to limit extension at the treated level. The X-STOP technology is complementary to the Company's own extension limiting technology for the treatment of LSS, the next-generation, percutaneous Aperius PercLID device, which the Company has now commercially launched in Europe.

The total purchase price, excluding transaction costs, of up to $725,280,000 was comprised of $525,280,000 in cash upon closing, plus additional revenue-based contingent payments of up to $200,000,000 payable in either cash or a combination of cash and stock, at the Company's election. The future payments are contingent upon the attainment of certain revenue thresholds during specified periods through June 2008. This additional amount represents contingent consideration for accounting purposes and has not been included in the purchase price equation set out below. This amount will be recognized as additional purchase price consideration when such contingency has been resolved. The Company financed the transaction through a combination of cash on hand and debt financing (see Note 8).

The total preliminary purchase price of St. Francis is as follows (in thousands):

Cash                                            $ 108,938
Debt issued (net)                                 416,342
Estimated direct transaction costs                  5,868
                                                 ---------
Total preliminary purchase price                $ 531,148
                                                 =========

Preliminary Purchase Price Allocation

The preliminary allocation of the purchase price to St. Francis's tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition as determined by management. Independent valuation experts assisted the Company in determining the valuation of the intangible assets acquired. Further adjustments to these estimates may be included in the final allocation of the purchase price of St. Francis, if the adjustment is determined within the purchase price allocation period (up to twelve months from the closing date). The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. The preliminary purchase price has been allocated as follows (in thousands):

Tangible net assets acquired                      $  19,336
Identifiable intangible assets                      204,900
In-process research and development                  21,300
Unearned compensation                                 3,939
Goodwill                                            352,510
Deferred tax liability, net of deferred tax asset   (70,837)
                                                   ---------
Total preliminary purchase price                  $ 531,148
                                                   =========

The results of operations of St. Francis were included in the Company's consolidated financial statements effective January 18, 2007.

The Company has estimated the fair value of tangible assets acquired and liabilities assumed. These estimates are subject to further review by management upon completion of the audit of St. Francis consolidated financial statements for the year ended December 31, 2006. Estimated tangible assets acquired and liabilities assumed consist of the following (in thousands):

Cash                                            $   3,574
Accounts receivable                                14,486
Inventory                                          10,441
Prepaid and other current assets                      781
Property and equipment                                248
Other assets                                          606
Accounts payable                                   (2,428)
Accrued liabilities                                (8,372)
                                                 ---------
                                                $  19,336
                                                 =========

Tangible net assets acquired include estimated facility exit costs of approximately $2,773,000, employee severance costs of approximately $141,000 and approximately $1,143,000 of exit costs relating to distributor agreements. Through March 31, 2007, the Company had paid approximately $463,000 of the distributor exit costs and all payments related to the employee severance were completed. The Company expects to pay the remaining distributors during the second quarter and to exit the St. Francis facility lease by the fourth quarter.

The Company has estimated the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach, which included an analysis of the completion costs, cash flows, other required assets and risk associated with achieving such cash flows. No amount of goodwill, if any, is expected to be deductible for tax purposes. Estimated acquired intangible assets consist of the following (in thousands):

                                                 Preliminary
                                                  Fair Value   Useful Life
                                                 ------------  ------------
Developed technology                            $     81,500     10 years
Patent licensing                                     123,400     10 years
                                                 ------------
Total acquired identifiable intangible assets   $    204,900
                                                 ============

The Company has estimated the fair value of the in-process research and development. These estimates are based on a preliminary valuation and are subject to further review by management. In-process research and development represents St. Francis's research and development projects that had not reached technological feasibility and had no alternative future use when acquired. The in-process projects related primarily to the development of percutaneous and cervical products. At the time of the acquisition, the purchased in-process technology was not considered to have reached technological feasibility and it had no alternative future use. Accordingly, the in-process research and development costs were expensed in the Company's consolidated financial statements in the three months ended March 31, 2007.

The income approach was used to value the purchased in-process research and development, which included an analysis of the completion costs, cash flows, other required assets and risk associated with achieving such cash flows. The present value of the cash flows was calculated using a risk-adjusted discount rate of 18.0%. The revenues, expenses, cash flows and other assumptions underlying the estimated fair value of the purchased in-process research and development involve significant risks and uncertainties. The risks and uncertainties associated with completing the purchased in-process projects include retaining key personnel and being able to successfully and profitably produce, market and sell related products.

The Company recorded unearned compensation of $3,939,000 representing the portion of the cash issuable to certain St. Francis employee shareholders placed in an escrow account and subject to vesting and forfeiture based on continued employment. Amounts vest ratably over a period of two to six months based on continued employment and are being recorded as compensation expense by the Company. During the three months ended March 31, 2007, the Company recognized compensation expense of $2,948,000 relating to the vesting of these escrowed amounts.

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information is based on the respective historical financial statements of the Company and St. Francis. The unaudited pro forma financial information reflects the consolidated results of operations as if the acquisition of St. Francis occurred at the beginning of each period and includes the amortization of the resulting identifiable acquired intangible assets, effects of the estimated write-up of St. Francis inventory to fair value on cost of goods sold, compensation expense related to the vesting of the escrowed purchase consideration, interest expense on the term loan used to finance the acquisition and the related income tax effects. The pro forma data also includes a non-recurring charge, consisting of in-process research and development of $21,300,000 in 2007 and 2006. The unaudited pro forma financial data presented are not necessarily indicative of the Company's results of operations that might have occurred had the transaction been completed at the beginning of each period, and do not purport to represent what the Company's consolidated results of operations might be for any future period (in thousands, except per share amounts).

                                   Three Months Ended
                                        March 31,
                                 ---------------------
                                    2007       2006
                                 ----------  ---------

Pro forma net sales             $  131,412  $  97,929
Pro forma net loss              $  (22,988) $ (25,102)

Pro forma net loss per share:

Basic                           $    (0.51) $   (0.57)
                                 ==========  =========
Diluted                         $    (0.51) $   (0.57)
                                 ==========  =========

Weighted-average shares outstanding:

Basic                               45,251     44,032
                                 ==========  =========
Diluted                             45,251     44,032
                                 ==========  =========

Disc-O-Tech Medical Technologies, Ltd.

On December 20, 2006, the Company entered into two definitive agreements to acquire all of the spine-related product assets and associated intellectual property rights of Disc-O-Tech Medical Technologies, Ltd. and its U.S. subsidiary ("Disc-O-Tech") in a transaction to be accounted for using the purchase method of accounting. Completion of the first agreement, if and when that occurs, will enable the Company to further broaden its focus in minimally invasive spine by adding the B-Twin™ Expandable Spinal System technology for minimally invasive fusion in patients with degenerative disc disease in the lumbar and cervical spine, which is CE marked but not presently available in the U.S. The first agreement's assets also include Disc-O-Tech's SKy™ Bone Expander System, which is available only outside the U.S. for use in the treatment of vertebral compression fractures. The second agreement's assets include Disc-O-Tech's Confidence™ Cement System, which would be another option for the treatment of vertebral compression fractures complementary to the Company's existing KyphX technology, depending on a patient's individual needs and a clinician's goals for his or her patients. The Confidence System incorporates a delivery mechanism that is designed to provide controlled injection of putty-like cement, reduce clinician radiation exposure and streamline cement preparation.

The aggregate estimated purchase price for both agreements, excluding transaction costs, is approximately $220,000,000, plus a contingent payment of up to $20,000,000 payable in cash for the development of future technologies. Upon the signing of the first agreement on December 20, 2006 the Company made a nonrefundable payment of $60,000,000 to Disc-O-Tech, comprised of $20,000,000 in cash and the release of $40,000,000 that was held in escrow. On February 1, 2007, the Company made an additional nonrefundable payment of $40,000,000 to Disc-O-Tech. As of March 31, 2007, pending closing of the acquisition, these aggregate payments of $100,000,000 are presented as a nonrefundable deposit on the accompanying balance sheet within Other Assets. Under the second of the agreements, the Company will make nonrefundable payments to Disc-O-Tech for an aggregate amount of $120,000,000 in cash on a deferred basis, payable in three equal annual installments beginning in January 2008. An additional $20,000,000 in contingent payments, plus royalties, may also be paid based on the development of further technologies following closing of the second agreement. This additional $20,000,000 represents contingent consideration for accounting purposes. This amount will be recognized as additional purchase price consideration when its payment is finalized. Closing of the acquisitions are subject to clearance by the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or HSR Act, and there can be no assurance that the Federal Trade Commission will not block the Company's acquisition of all or any of the assets under either agreement, or that they will otherwise permit the Company to complete all or part of the acquisitions. The Federal Trade Commission has issued second requests for information with respect to its review of the Company's acquisition of the assets under both agreements and the Company is presently collecting information to respond to the second requests. The purchase price under both agreements is payable even if regulatory approvals are delayed or not obtained. The Company will complete the closing of the acquisitions as soon as practicable after receipt of regulatory approvals. If regulatory approvals are not obtained, the Company may receive benefit from divestiture or license to third parties of some or all of the assets proposed to be acquired.

NOTE 3--Stock-Based Compensation:

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

In April 2002, the Board of Directors adopted the 2002 Stock Plan, which was also approved by the Company's stockholders in April 2002. The 2002 Stock Plan, which will terminate no later than 2012, provides for the granting of incentive stock options to employees and nonqualified stock options and stock purchase rights to employees, directors and consultants. In April 2007, the Board of Directors adopted an amended and restated 2002 Stock Plan, which will be presented to the Company's stockholders for approval at the Company's 2007 annual meeting of stockholders, to be held on June 14, 2007. The amended and restated 2002 Stock Plan was adopted for purposes of ensuring the Company's ability to deduct for tax purposes compensation issued under the Stock Plan to certain of its executives pursuant to Section 162(m) of the Internal Revenue Code and to remove the Company's ability to reprice options issued under the Plan without first seeking stockholder approval for such repricing. To date, no repricings have occurred.

In April 2002, the Board of Directors adopted the 2002 Director Option Plan. The 2002 Director Option Plan, which will terminate no later than 2012, provides for the granting of nonqualified stock options to non-employee directors. At March 31, 2007, 135,000 shares of common stock remained reserved for future issuance under the 2002 Director Option Plan.

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

Employee Stock Purchase Plans

During 2006, the Company had an Employee Stock Purchase Plan (the "2002 ESPP"), under which eligible employees were permitted to purchase common stock at a discount through payroll deductions. The 2002 ESPP contained consecutive, overlapping twenty-four month offering periods. Each offering period included four six-month purchase periods. The price of the common stock purchased was the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The Company issued approximately 157,000 shares of common stock under the 2002 ESPP during the three months ended March 31, 2007.

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

Valuation and Expense Information

The Company accounts for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases based on estimated fair values. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period for each separately vesting tranche of the award.  Employee stock-based compensation expense recognized for the three months ended March 31, 2007 and 2006 was approximately $6,540,000 and $6,417,000, respectively.

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

The effect of employee stock-based compensation expense recognized was as follows (in thousands, except per share amounts):

                                                                 Three Months Ended
                                                                       March 31,
                                                                -------------------
                                                                  2007       2006
                                                                ---------  --------
Stock-based compensation by type of award:
  Employee stock options                                       $   6,190  $  5,855
  Employee stock purchase plan                                       537       772
  Amount capitalized as inventory and construction-in-process       (187)     (210)
                                                                ---------  --------
Total stock-based compensation expense                             6,540     6,417
Tax effect on stock-based compensation                            (2,941)   (2,007)
                                                                ---------  --------
Net effect on net income                                       $   3,599  $  4,410
                                                                =========  ========

As of March 31, 2007, stock-based compensation expense of $187,000 was capitalized as follows: $163,000 and $24,000 within inventory and construction-in-process, respectively. As of March 31, 2006, stock-based compensation expense of $210,000 was capitalized within inventory.

The following table shows total employee stock-based compensation expense for the year three months ended March 31, 2007 and 2006 (in thousands):

                                Three Months Ended
                                     March 31,
                              ---------------------
                                2007        2006
                              ---------   ---------
Cost of goods sold           $     171   $     164
Research and development         1,076         959
Sales and marketing              2,807       2,603
General and administrative       2,486       2,691
                              ---------   ---------
                             $   6,540   $   6,417
                              =========   =========

Valuation Assumptions

The determination of the fair value of the Company's employee stock options granted and employee stock purchase rights have been estimated using the following weighted-average assumptions:

                                                        Three Months Ended
                                                            March 31,
                                                    ------------------------
                                                       2007         2006
                                                    -----------  -----------
Employee stock options:
   Risk-free interest rate                                4.81%        4.65%
   Expected volatility                                      44%          46%
   Expected life (in years)                               5.08         5.10
   Dividend yield                                           --           --
   Weighted-average fair value per option granted       $17.21       $15.00

Employee stock purchase plan:
   Risk-free interest rate                                5.16%        4.59%
   Expected volatility                                      47%          38%
   Expected life (in years)                               0.58         1.23
   Dividend yield                                           --           --
   Weighted-average fair value per share purchased      $13.80       $13.42

As of March 31, 2007, the Company had an unrecorded stock-based compensation balance related to stock options of approximately $23,860,000 after estimated forfeitures, which will be recognized over an estimated weighted-average remaining requisite service period of 2.5 years.  As of March 31, 2007, the unrecorded stock-based compensation balance related to employee stock purchase rights was $1,010,000, which will be recognized over the next five months. During the three months ended March 31, 2007, the Company granted approximately 206,000 stock options with an estimated total grant-date fair value of approximately $3,550,000.

Activities under the 2002 Director Option Plan, the 2002 Stock Plan and the 1996 Plan, the ("Plans") are as follows:

                                               Options Outstanding
                                             ----------------------
                                                          Weighted
                                 Shares                   Average
                                Available    Number of    Exercise
                                for Grant      Shares      Price
                               -----------   ----------  ----------
Balances, January 1, 2007       1,114,661    7,662,861  $    26.06

Options granted                  (206,250)     206,250       45.57
Options exercised                             (347,984)      18.40
Options cancelled                 101,376     (101,376)      33.20
                               -----------   ----------  ----------

Balances, March 31, 2007        1,009,787    7,419,751  $    26.86
                               ===========   ==========  ==========

Non-Employee Stock-Based Compensation

The Company accounts for equity instruments issued to or held by non-employees at their fair value on the measurement date. In connection with the change of status from employee to Consultant for certain employees the Company allowed for the continued vesting of equity instruments over the designated consulting period. The Company uses the Black-Scholes option pricing model to measure the value of the options granted to or held by non-employees at each vesting date to determine the appropriate charge to stock-based compensation. The options generally vest ratably over the applicable service period of two to four years. The values attributable to these options have been amortized over the service period on a graded vesting method. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The Company recognized stock-based compensation expense related to non-employee options as follows (in thousands):

                                Three Months Ended
                                     March 31,
                              ---------------------
                                2007        2006
                              ---------   ---------
Research and development     $     613   $      40
Sales and marketing                 --         157
                              ---------   ---------
                             $     613   $     197
                              =========   =========

NOTE 4--Net Income (Loss) Per Share:

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock shares outstanding for the period. Diluted net income (loss) per share is computed based upon the weighted average number of common shares and giving effect to all potential dilutive common share equivalents outstanding during the period. Common share equivalents include stock options, employee stock purchase rights, warrants and potential issuances of common stock under the assumed conversion of the Company's Convertible Senior Notes utilizing the treasury method. Common share equivalents are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on net income per share and, accordingly, are excluded from the calculation. When there is a net loss, other potentially dilutive common share equivalents are not included in the calculation of net loss per share since their inclusion would be anti-dilutive. In addition, common share equivalents related to the Company's Convertible Senior Notes are anti-dilutive when the market price of the Company's stock is below the conversion price of the Convertible Senior Notes and, therefore, are excluded from the calculation. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

                                                                        Three Months Ended
                                                                             March 31,
                                                                 -----------------------------
                                                                     2007             2006
                                                                 ------------     ------------
Net income (loss)                                               $    (22,596)    $      8,493
                                                                 ============     ============

Basic weighted-average shares outstanding                             45,251           44,032

Dilutive effect of:
  Employee stock options and purchase rights                              --            1,850
                                                                 ------------     ------------
Diluted weighted-average shares outstanding                           45,251           45,882
                                                                 ============     ============

Net income (loss) per share:
  Basic                                                         $      (0.50)    $       0.19
                                                                 ============     ============
  Diluted                                                       $      (0.50)    $       0.19
                                                                 ============     ============

For the three months ended March 31, 2007, all potential dilutive common share equivalents were excluded from the calculation of net loss per share since their inclusion would be anti-dilutive. Potential dilutive common share equivalents comprised outstanding options of 2,078,000 and employee stock purchase rights of 22,000. The Company's Convertible Senior Notes are anti-dilutive as the market price of the Company's stock is below the conversion price of the Convertible Senior Notes. For the three months ended March 31, 2006, 1,491,000 outstanding options were excluded from the calculation of diluted net income per share since their inclusion would be anti-dilutive.

NOTE 5--Comprehensive Income (Loss):

The changes in the components of other comprehensive income (loss) for the periods presented are as follows (in thousands):

                                                                       Three Months Ended
                                                                            March 31,
                                                                 -----------------------------
                                                                     2007             2006
                                                                 ------------     ------------
Net income (loss)                                               $    (22,596)    $      8,493
Translation adjustments                                                  279              683
                                                                 ------------     ------------
Total comprehensive income (loss)                               $    (22,317)    $      9,176
                                                                 ============     ============

The components of other comprehensive income (loss) are as follows (in thousands):

                                                                                March 31,     December 31,
                                                                                  2007           2006
                                                                              -------------  -------------
Unrealized losses on available-for-sale investments, net of taxes            $          --  $           1
Translation adjustments                                                              1,885          1,606
                                                                              -------------  -------------
                                                                             $       1,885  $       1,607
                                                                              =============  =============

NOTE 6--Inventories:

Inventories consisted of the following, including $8,336,000 of St. Francis product inventory as of March 31, 2007 (in thousands):

                                           March 31,     December 31,
                                              2007          2006
                                          ------------  ------------
Raw materials                            $      3,705  $      4,178
Work-in-process                                 3,044         2,850
Finished goods                                 12,751         4,841
                                          ------------  ------------
                                         $     19,500  $     11,869
                                          ============  ============

NOTE 7--Goodwill and Intangible Assets:

Changes in the carrying amount of goodwill during the respective periods are as follows (in thousands):

                                           Three Months      Year
                                              Ended         Ended
                                            March 31,    December 31,
                                              2007          2006
                                          ------------  ------------
Goodwill, beginning of the year          $      4,802  $      4,310
Acquisition of St. Francis                    352,510            --
Foreign currency translation                       18           492
                                          ------------  ------------
Goodwill, end of the period              $    357,330  $      4,802
                                          ============  ============

The components of the Company's intangible assets are as follows (in thousands):

                                                                March 31, 2007
                                          ----------------------------------------------------------
                                             Gross        Foreign
                                            Carrying      Currency       Accumulated                 Amortization
                                             Amount     Translation      Amortization       Net         Period
                                          ------------  ------------     ------------   ------------ ------------
Developed technologies                   $     92,500  $         --     $     (3,018)  $     89,482    10 years
Patent licensing                              123,421            --           (2,489)       120,932    10 years
Patent                                            142            31             (141)            32    5 years
                                          ------------  ------------     ------------   ------------
Total other intangibles                  $    216,063  $         31     $     (5,648)  $    210,446
                                          ============  ============     ============   ============

                                                             December 31, 2006
                                          ----------------------------------------------------------
                                             Gross        Foreign
                                            Carrying      Currency       Accumulated                 Amortization
                                             Amount     Translation      Amortization       Net         Period
                                          ------------  ------------     ------------   ------------ ------------
Developed technologies                   $     11,000  $         --     $     (1,100)  $      9,900    10 years
Patent                                            142            30             (132)            40    5 years
                                          ------------  ------------     ------------   ------------
Total other intangibles                  $     11,142  $         30     $     (1,232)  $      9,940
                                          ============  ============     ============   ============

Amortization expense for the three months ended March 31, 2007 and 2006 was approximately $4,415,000 and $283,000, respectively. Based on the intangible assets balance at March 31, 2007, the Company expects to recognize amortization expense of approximately $16,221,000 for the remaining nine months of fiscal 2007, approximately $21,598,000 in 2008, approximately $21,593,000 for each year from 2009 through 2014, approximately $21,591,000 in 2015, approximately $20,490,000 in 2016, and approximately $991,000 in 2017.

NOTE 8--DEBT:

Credit and Term Loan Facilities

In October 2006, the Company entered into a syndicated credit facility which provided the Company with a five-year, $300,000,000 revolving line of credit, including a $50,000,000 sublimit for the issuance of standby letters of credit, a $25,000,000 sublimit for swing line loans and a $100,000,000 sublimit for multicurrency borrowings. On January 18, 2007, the Company amended the syndicated credit facility and, in conjunction with the acquisition of St. Francis, the Company, together with certain of its subsidiaries, entered into a Credit Agreement to replace and refinance the above-described syndicated credit facility (the "Credit Agreement"). The credit facilities thereunder were syndicated to a group of lenders (collectively, the "Lenders").

The Credit Agreement provides for a $250,000,000 senior secured revolving credit facility (the "Revolving Credit Facility"), maturing October 20, 2011, which can be expanded to $300,000,000 under certain circumstances. The Revolving Credit Facility includes a $50,000,000 sublimit for the issuance of standby U.S. dollar letters of credit, a $25,000,000 sublimit for U.S. dollar swingline loans and a $100,000,000 sublimit for multicurrency borrowings. In connection with the Revolving Credit Facility, as amended, the Company has capitalized aggregate debt issuance costs within Other Assets of approximately $3,154,000 which are being amortized over the term of the facility. The Credit Agreement also provides for a $425,000,000 term loan facility maturing seven years from the closing date (the "Term Loan Facility" and together with the Revolving Credit Facility, the "Facility"). The Company may terminate or permanently reduce the commitments available under the Revolving Credit Facility and prepay the Term Loan Facility without premium or penalty at any time.

The Facility was used by the Company to finance the acquisition of St. Francis, (the "Acquisition") and may be used for general corporate purposes including acquisitions, capital expenditures, working capital and other purposes. In addition to certain initial fees, the Company is obligated to pay a commitment fee of 0.25-0.50% per annum (such range of limits being related to the consolidated leverage ratio of the Company) based on the total revolving commitment available to be drawn, which is payable quarterly in arrears. In January 2007, in connection with the Acquisition, the Company borrowed $425,000,000 under this Facility. In February 2007, the Company repaid the outstanding balance of the Term Loan Facility with the proceeds from the Convertible Senior Notes offering and borrowings under the Revolving Credit Facility.

In connection with the Term Loan Facility, the Company incurred underwriting fees and expenses of $7,480,000. These costs were classified as a debt discount and were being accreted to interest expense over the life of the Term Loan Facility. Debt issuance costs of approximately $629,000 were capitalized within Other Assets and were subject to amortization over the term of the facility.

Borrowings under the Revolving Credit Facility will bear interest at Base Rate plus 0.25-1.25% or LIBOR plus 1.25-2.25% (such range of limits being related to the consolidated leverage ratio of the Company). Letter of credit fees are based on the LIBOR loan margins.

The Company's obligations under the Facility are collateralized by substantially all of the assets of the Company.

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

The Credit Agreement contains negative covenants which restrict the Company from: (i) incurring liens other than liens incurred pursuant to the Facility and other customary permitted liens; (ii) making investments, other than customary permitted investments and investments subject to certain baskets; (iii) incurring debt other than indebtedness pursuant to the Credit Agreement, subordinated indebtedness, an unsecured convertible note offering, customary permitted indebtedness and indebtedness subject to certain baskets; (iv) entering into mergers and consolidations other than the Acquisition, acquisitions paid 100% with equity of the Company or acquisitions not exceeding a certain purchase price, where such limitation on price is based on the consolidated senior secured leverage ratio and other limitations; (v) selling assets, subject to certain customary exceptions; (vi) issuing dividends, stock redemptions and other restricted payments; (vii) incurring capital expenditures exceeding a certain threshold; (viii) certain transactions with affiliates; (ix) paying the earnout obligations of the Company incurred in connection with the Acquisition in cash under certain circumstances; (x) permitting the consolidated interest coverage ratio to fall below a certain threshold and the consolidated leverage ratio and the consolidated senior secured leverage ratio to be greater than a certain threshold; (xi) prepaying subordinated indebtedness, other than prepayments pursuant to a refinancing permitted thereunder or if certain requirements are satisfied and (xi) other actions restricted by other customary negative covenants for a facility of this nature.

Convertible Senior Notes

In February 2007, the Company issued $200,000,000 aggregate principal amount of Convertible Senior Notes due 2012 and $200,000,000 aggregate principal amount of Convertible Senior Notes due 2014. Interest on the notes due 2012 will be paid semiannually at a rate of 1.00% per year and interest on the notes due 2014 will be paid semiannually at a rate of 1.25% per year. Both the 2012 and the 2014 Convertible Senior Notes will be convertible into cash up to the principal amount, and if applicable, shares of common stock in respect of any conversion value above the principal amount, based on an initial conversion rate of 17.1951 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $58.16 per share. The notes may be converted by the holders only under the following circumstances: (1) during any fiscal quarter beginning after June 30, 2007 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price; (2) during the five business-day period after any five consecutive trading-day period (the "Measurement Period") in which the trading price per $1,000 principal amount of note for each day of such Measurement Period was less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate on each such day; (3) upon the occurrence of certain specified corporate transactions; and (4) with respect to the 2012 Notes, at any time on or after December 1, 2011, and with respect to the 2014 Notes, at any time on or after December 1, 2013, in each case through the third business day preceding the applicable maturity date.

The conversion rate will be subject to adjustment in some events but will not be adjusted for accrued interest. Upon conversion, the Company will pay cash and shares of common stock, if any, based on a daily conversion value calculated during a 30 trading-day observation period.

The Convertible Senior Notes rank equal in right of payment to all of the Company's other existing and future senior unsecured indebtedness. The Convertible Senior Notes will rank senior in right of payment to all of the Company's existing and future subordinated indebtedness and effectively subordinated in right of payment to all of its subsidiaries' obligations (including secured and unsecured obligations) and subordinated in right of payment to its secured obligations to the extent of the assets securing such obligation.

In connection with the Convertible Senior Notes the Company incurred underwriting commissions of $10,000,000 which are reflected as a debt discount and will be accreted to interest expense over the respective terms of the notes.

In connection with the offering, the Company entered into convertible note hedge transactions with affiliates of the initial purchasers. These transactions are intended to reduce the potential dilution to the Company's stockholders upon any future conversion of the notes. The call options, which cost an aggregate $112,000,000 were recorded as a reduction of additional paid-in capital. The Company also entered into warrant transactions concurrently with the offering, pursuant to which it sold warrants to purchase its own common stock to the same counterparties that entered into the convertible note hedge transactions. The convertible note hedge and warrant transactions effectively will increase the conversion price of the convertible notes to approximately $75.04 per share of the Company's common stock. Proceeds received from the issuance of the warrants totaled approximately $77,000,000 and were recorded as an addition to additional paid-in capital.

In February 2007, the Company used the remaining proceeds, of approximately $355,000,000 net of underwriting costs and the hedge and warrant transactions, together with borrowings under the Revolving Credit Facility, to retire the $425,000,000 Term Loan Facility incurred to complete the acquisition of St. Francis. As a result of the full repayment of the Term Loan Facility the Company fully amortized the associated debt issuance costs and debt discount of approximately $8,109,000 to interest expense in the three months ended March 31, 2007.

NOTE 9--Commitments and Contingencies:

In November 2005, Dr. Harvinder Sandhu, an orthopaedic surgeon, and the Company filed suit in federal district court in Memphis, Tennessee against Medtronic Sofamor Danek ("MSD") and several other related corporate entities seeking compensatory and punitive damages and injunctive relief for breach of contract and related covenants, trade secret theft, fraud, and correction of inventorship of several patents and patent applications presently owned by MSD, including U.S. Patent No. 6,676,665. The suit also requests, among other relief, that MSD transfer to Dr. Sandhu ownership of the disputed patents and patent applications. The dispute concerns inventions related to an expandable, mechanical bone tamp for use in treating vertebral compression fractures that Dr. Sandhu invented in the late 1990's and which he confidentially disclosed and discussed with MSD. The complaint alleges that MSD later filed for several patents encompassing and claiming Dr. Sandhu's inventions without naming him as inventor of that technology, and that it also incorporated Dr. Sandhu's inventions into its internal Equestra/Arcuate project without his permission. Medtronic has counterclaimed against Dr. Sandhu and Kyphon for various breach of contract claims. The Company is also presently asserting four of its U.S. patents (numbers 4,969,888, 5,108,404, 6,235,043, and 6,863,672) against MSD's Equestra/Arcuate product. Discovery is underway, and various motions are pending that seek to address the Company's claims. Trial has been set for March 2008. The Company does not believe that a loss is probable or estimable. Accordingly, no provision for any liability that may result upon resolution of this matter has been made in the accompanying financial statements.

During 2005, a U.S. Attorney's Office ("USAO") in New York received a complaint, which the Company believes is a qui tam complaint, that alleges impropriety in the Company's business. Qui tam is a provision under the False Claims Act (31 U.S.C. § 3729 et seq.), which allows for a private individual, sometimes known as a whistleblower, with alleged knowledge of past or present fraud on the U.S. federal government to bring suit on behalf of the government. Although no subpoena has been issued to the Company in connection with this complaint, the USAO is investigating the Company's sales and marketing practices, including how the Company's sales representatives communicated with customers in the past regarding the Medicare reimbursement available to hospitals and the appropriate site-of-service for using the Company's products in surgery. The USAO has asked to review some of the Company's documentation relevant to the investigation, much of which the Company has already produced, and continues to interview former employees and customers regarding the issues being investigated. The Company believes it is in substantial compliance with the healthcare laws applicable to it. Even though the Company has not received a subpoena regarding the complaint or its allegations, it continues to voluntarily cooperate with the USAO through production of documents and management interviews, to permit the USAO to develop an informed opinion on whether or not to pursue any action in connection with the complaint based in part on the information provided, although timing on that decision is uncertain.  At this time, the Company does not know whether the investigation itself, including the contact with the Company's customers, or any eventual outcome will have a material adverse impact on its business, and the Company can make no assurances regarding any future path the USAO or any related lawsuit may take. Due to the uncertainties inherent in this process, the Company cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss. Accordingly, no provision for any liability that may result upon resolution of this matter has been made in the accompanying financial statements.

In April 2006, MSD and several related entities filed suit against the Company in federal district court in the Northern District of California, alleging that the Company's KyphX vertebral bone tamps and/or related products infringe three balloon dilatation catheter patents (numbers 4,820,349, 5,759,191 and 6,179,856) and a single claim of patent number 6,096,038, which generally concerns treatment of the disc space. MSD has since dropped the `038 patent from the suit and asserted another balloon catheter patent, number 5,759,173. The suit seeks damages based upon the making, using, selling and offering for sale of various of the Company's products, seeks enhanced damages for alleged willful infringement, and seeks to enjoin their continued activities relating to these products. In October 2006, the Company was denied permission to seek a declaratory judgment that another MSD patent generally concerned with treatment of the disc space and related to the `038 patent, number 7,115,128, also has no application to its kyphoplasty technology. Trial is presently scheduled for January 2008. Although the Company intends to vigorously defend MSD's California lawsuit, MSD's action subjects the Company to potential liability for damages, including treble damages, and could require the Company to cease making, using or selling the affected products, or to obtain a license in order to continue to manufacture, use or sell the affected products. While the Company believes it has multiple meritorious defenses to this action, the Company cannot provide assurance that it ultimately will prevail on any issue in the litigation or that it will be able to successfully defend MSD's charges, nor can the Company provide assurance that any license required would be made available on commercially acceptable terms, if at all. Failure to successfully defend against MSD's action could harm the Company's business, financial condition and operating results. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss. No provision for any liability that may result upon resolution of this matter has been made in the accompanying financial statements.

In June 2006, six of the Company's current and former female U.S.-based sales employees filed a lawsuit against the Company in federal district court in the Northern District of California.  They presently allege, among other things, that the Company has engaged in gender discrimination and retaliation against them, and also contend that they and their lawyers should be permitted to represent an alleged class of all of our present and former female Spine Education Specialists, Spine Associates and Spine Consultants because all of those women were also allegedly discriminated against on account of their gender.  The plaintiffs claim that they are due assorted damages of at least $100,000,000. The case is in its early stages; several elements of their complaint have been dismissed or stricken, without prejudice to refiling or further amendment; no trial date has been set; and plaintiffs are presently attempting to further amend their complaint. Although the Company intends to vigorously defend plaintiffs' lawsuit, this lawsuit threatens its reputation and subjects the Company to potential liability for significant damages. While the Company believes it has multiple meritorious defenses to this action, it cannot assure you that it ultimately will prevail on any issue in the litigation or that the Company will be able to successfully defend against plaintiffs' charges. Failure to successfully defend against this action could harm the Company's business, financial condition and operating results. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss. No provision for any liability that may result upon resolution of this matter has been made in the accompanying financial statements.

From time to time, the Company may become involved in litigation relating to additional claims arising from the ordinary course of business. Management of the Company does not believe the final disposition of these matters will have a material adverse affect on the financial position, results of operations or cash flows of the Company.

NOTE 10--Provision for (Benefit from) Income Taxes:

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on reversing amounts previously recognized as tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $560,000 increase in liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Including the cumulative effect increase, the Company had unrecognized tax benefits of approximately $6,349,000 as of January 1, 2007, of which $3,466,000 if recognized would result in a reduction of the Company's effective tax rate. The Company recorded an increase of its unrecognized tax benefits of approximately $471,000 as of March 31, 2007. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months. The Company is subject to audit by the IRS and California Franchise Tax Board for all years since inception.

The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. At the date of adoption of FIN 48, interest and penalties were immaterial.

Benefit from income taxes was $1,280,000 at an effective tax rate of 5.4% for the three months ended March 31, 2007 as compared to $6,550,000 at an effective tax rate of 43.5% for the same period in 2006. The effective tax rate for the three months ended March 31, 2007 reflects the impact of the in-process research and development charge related to the St. Francis acquisition, which is nondeductible for tax reporting purposes.

.

NOTE 11--Recent Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and are to be applied prospectively. The Company is currently evaluating the impact, if any, of the adoption of SFAS No. 157 will have on its financial reporting.

In February 2007, the FASB issued SFAS No. 159, "Fair Value Option For Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 requires the fair value of the assets and liabilities that the company has chosen to fair value be shown on the face of the balance sheet. SFAS 159 also requires companies to provide additional information to enable users of the financial statements to understand the company's reasons for electing the fair value option and how changes in the fair values affect earnings for the period. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning on or before November 15, 2007. The Company is currently evaluating the potential impact this statement may have on its financial position and operating results.

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
  Liquidity and capital resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of March 31, 2007.
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

Executive Summary

Company Description. We are a global medical device company specializing in the design, manufacture and marketing of medical devices used to treat and restore spinal anatomy and diagnose the source of low back pain using minimally invasive technologies. Our original technology for performing balloon kyphoplasty is presently used primarily by spine specialists, including orthopaedic surgeons and neurosurgeons, interventional radiologists and interventional neuroradiologists, who repair compression fractures of the spine caused by osteoporosis, cancer or benign lesions, or trauma through minimally invasive spine surgeries. Most alternative treatments for these types of spinal fractures are either highly invasive or are only pain management therapies. In 2006, we acquired rights to our Functional Anaesthetic Discography (F.A.D.) technology which is used to diagnose the source of low back pain and is useful to provide additional information to physicians in determining how to appropriately treat their patients. We commenced a limited initial launch of our F.A.D. technology in the third quarter 2006 and we expect to pursue a measured, deliberate market roll-out throughout 2007. In January 2007, we also acquired rights to the X-STOP Interspinous Process Decompression (IPD) technology for treating lumbar spinal stenosis (LSS), which is complimentary to some of our own internally developed technology for treating LSS. Our commercial products presently consist of our KyphX instruments, which are used to treat spinal fractures during balloon kyphoplasty, including our proprietary KyphX balloon technology, some related instruments, and our proprietary brands of bone filler materials; our Discyphor F.A.D. technology for diagnosing the source of low back pain; our X-STOP IPD technology for treating lumbar spinal stenosis; and our internally developed Aperius PercLID technology for treating lumbar spinal stenosis which we have commercially launched in several European locations.

In January 2007, we acquired rights to the X-STOP Interspinous Process Decompression (IPD) technology, a proprietary technology platform for the treatment of lumbar spinal stenosis, through our acquisition of St. Francis Medical Technologies, Inc. (St. Francis), a privately held company in Alameda, California. The X-STOP technology is complementary to our existing extension limiting technology for the treatment of LSS. The total estimated purchase price, excluding transaction costs, of approximately $725.3 million comprised $525.3 million in cash upon closing, plus additional revenue-based contingent payments of up to $200.0 million payable in either cash or a combination of cash and stock, at Kyphon's election. The payments are contingent upon the attainment of certain revenue thresholds during specified periods through June 2008. We recorded $204.9 million of identifiable intangible assests as a result of this acquistion, which we will amortize on a straight line basis over the next 10 years. We also expensed in-process research and development costs of $21.3 million in the first quarter of 2007. We financed the transaction through a combination of cash on hand and bank financing.

We also executed two definitive agreements in December 2006 with Disc-O-Tech Medical Technologies, Ltd. and its U.S. subsidiary (Disc-O-Tech) to acquire, respectively, all of its non-vertebroplasty spine-related assets, including minimally invasive technologies for performing fusion and vertebral body augmentation, for $100.0 million in cash ($60.0 million paid up-front in December 2006 and another $40.0 million paid February 1, 2007), and all of its vertebroplasty assets for a total of an additional $120.0 million payable in three equal annual installments beginning in January 2008. We also agreed to pay up to an additional $20.0 million for the development of future technologies upon closing of the vertebroplasty asset purchase agreement. The closing of the non-vertebroplasty transaction, if and when that occurs, will enable us to further broaden our focus in minimally invasive spine by adding the B-Twin™ Expandable Spinal System technology for minimally invasive fusion in patients with degenerative disc disease in the lumbar and cervical spine, which is CE marked but not presently available in the U.S. The non-vertebroplasty assets also include Disc-O-Tech's SKy™ Bone Expander System, which is available only outside the U.S. for use in the treatment of vertebral compression fractures. The assets to be acquired under the vertebroplasty agreement include Disc-O-Tech's Confidence™ Cement System, which would be another treatment option complementary to our existing KyphX technology for vertebral compression fractures, depending on a patient's individual needs and a clinician's goals for his or her patients. The Confidence System incorporates a delivery mechanism that is designed to provide controlled injection of putty-like cement, reduce clinician radiation exposure and streamline cement preparation. Kyphon's ability to offer such additional minimally invasive diagnostic and therapeutic tools to our customers is a natural next step in broadening our product offerings. We have not yet received clearance from the Federal Trade Commission to close either of these transactions and may not be able to do so for some time, if at all. The Federal Trade Commission has issued second requests for both transactions and we are presently engaged in responding to those requests. We will still be obligated to pay the purchase price even if one or both of the closings do not occur. We will endeavor to complete the closing of the acquisitions as soon as practicable after receipt of regulatory approvals. If one or both regulatory approvals are not obtained, we may receive benefit from divestiture or license to third parties of some or all of the assets proposed to be acquired and retain the proceeds from such divestiture or license.

Our corporate headquarters and United States operations are located in Sunnyvale, California, where we conduct our manufacturing, warehousing, research and development, regulatory and administrative activities. Outside the United States, we operate a sales, clinical, regulatory and administrative facility in Brussels, Belgium, a research and biomaterials manufacturing facility in Rosbach, Germany, a clinical, regulatory and administrative facility in Japan, and we have direct selling operations in many of the major countries in Europe, in South Africa, Australia and in Canada. In November 2005, we leased a temporary facility in Neuchâtel, Switzerland in which to conduct our administrative and distribution activities for our international business while we build a larger facility in that same location. In May 2006, we entered into a real estate leasing contract with Credit Suisse for the financing of the new facility. The construction of the building began in July 2006, and we anticipate the completion of the new building in late 2007. We plan to conduct manufacturing, distribution, administrative and certain research and development activities in the Switzerland facility to support the growth of our international business. In August 2006, we commenced distribution activities to our European customers and established a shared financial services center in Neuchâtel. Our global distribution network consists of a direct sales organization of approximately 500 individuals who market our products in the U.S., Europe and Canada. We also have distributors and sales agents in other countries in which we do not have a direct sales force. In Japan, we are presently focused primarily on procuring the appropriate governmental regulatory clearances and approvals necessary to market and sell our KyphX products, and as of March 31, 2007, we have enrolled all of the 81 patients required in our Japanese clinical trial.

In April 2007, D. Keith Grossman joined our board of directors. Mr. Grossman served for ten years as president and chief executive officer of Thoratec Corporation, a publicly held medical technology company, until February 2006. Prior to Thoratec, Mr. Grossman was a division president of Major Pharmaceuticals, Inc., a subsidiary of Eon Laboratories. Mr. Grossman also served as the vice president of sales and marketing for Calcitek, Inc., a manufacturer of implantable medical devices and a division of Sulzermedica (formerly Intermedics, Inc.). Mr. Grossman has also held various other sales and marketing management positions within the McGaw Laboratories Division of American Hospital Supply Corporation. Mr. Grossman remains a member of the board of directors of Thoratec, and also serves as a member of the board of directors of Intuitive Surgical, Inc., a publicly traded surgical robotics company. He earned his Bachelors degree from The Ohio State University, and his Masters of Business Administration degree from Pepperdine University.

We also previously announced that directors Stephen M. Campe and Douglas W. Kohrs, each of whom has served on Kyphon's board for over seven years, will not stand for reelection at the company's 2007 annual shareholder meeting in June.

Products and Significant Business Trends. Through the end of the first quarter of 2007, our net sales have consisted primarily of the sales of our KyphX instruments, including our KyphX Inflatable Bone Tamps, KyphX Inflation Syringe, KyphX Bone Access Systems, KyphX Bone Filler Device, KyphX Curettes, KyphX Bone Biopsy Device, KyphX HV-R Bone Cement, KyphX Mixer and our CE-Marked KyphOs calcium phosphate from our acquisition of Sanatis GmbH (Sanatis). Our net sales in the first three months of 2007 included sales of the X-STOP products from our recent acquisition of St. Francis. Sales of our Discyphor F.A.D. and Aperius PercLID technologies have contributed an immaterial amount to our revenues to date.

We have now moved beyond our original sole focus of Spinal Fracture Management and Repair, through treatment of vertebral compression fractures, to our second and third business platforms, Disc Disease Diagnosis and Therapies and Spinal Motion Preservation. We have a variety of internal resources dedicated to supporting research and development in these areas as well as potential business development opportunities. We also will continue to evaluate other additional potential opportunities for growth in our business by evaluating external products and technologies. Some of the opportunities we are presently investigating include technologies and products that address degenerative disc disease. These efforts may require us to seek additional funding and may be dilutive to our earnings. Although we have succeeded in diversifying our business through our recent external business development activities, we will remain largely dependent on our balloon kyphoplasty technologies for treating vertebral compression fractures for the foreseeable future. We thus will continue, at least for the foreseeable future, to bear the traditional risks associated with being a company whose revenues are principally derived from one procedure. In addition, in connection with our recent acquisitions, we now are engaged in trying to efficiently and successfully integrate St. Francis' business into our ongoing balloon kyphoplasty business. This integration has proceeded ahead of plan, and we anticipate its completion prior to the end of 2007. If we are successful in gaining clearance from the Federal Trade Commission to close our transactions with Disc-O-Tech, we may also have to integrate those assets into our business at the same time we are concluding the integration of St. Francis' business, which will require further resources.

We are beginning to experience increasing competition in our business for treating vertebral compression fractures, including from companies introducing products that are significantly less expensive than our own technologies and apparently are intended to compete with our products on price. We believe our customers will try such products as those products are introduced, and will continue for the foreseeable future for those products already introduced. Such trialing is beginning to, and we believe will continue to, cause us to lose revenues, undermine some of our existing customer relationships, bring pricing pressures to bear on our existing business and product lines, and cause at least some slow-down in adoption of our technologies. We are also on the verge of entering markets for our products, such as for the treatment of lumbar spinal stenosis and spinal fusion, in which significant competition already exists, the type of which we have not faced before in our business. We believe that if we are unable to compete aggressively and effectively against the other companies who are either entering our markets or are already serving the markets we are entering, including through effective enforcement of our intellectual property rights, we may not be able to realize the type of growth in our business that we have experienced in the past or that we otherwise might be able to experience in the absence of such competition.

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

During 2006, several developments in reimbursement for our core kyphoplasty business occurred. In August 2006, for example, the Centers for Medicare & Medicaid Services (CMS) published the 2007 Final Rule with tentative payment rates regarding the Hospital Inpatient Prospective Payment System (HIPPS) proposing that the tentative reimbursement rates available to hospitals in 2007 would reflect a slight increase in rates over 2006 levels. In October 2006, the final payment rates were published in the Federal Register and the two primary DRG payment rates related to kyphoplasty increased by 2.1% and 5.8%, respectively, over 2006 levels. The payment rates were effective October 2006 for fiscal year 2007. On November 1, 2006, CMS posted the Final Rule on the Hospital Outpatient Prospective Payment System (HOPPS), stating that the reimbursement available to a facility for performing balloon kyphoplasty in an outpatient setting in 2007 would be increased by approximately 54% for one-level and 53% for two-level procedures, respectively, over 2006 levels.  Both of these rules are effective for procedures performed on or after January 1, 2007. On April 13, 2007 Medicare posted the Proposed Rule for 2008 Hospital Inpatient Reimbursement, which, among other things, includes the most significant revisions to HIPPS since 1983. If adopted as proposed, the changes will become effective on October 1, 2007. Specifically, Medicare is proposing changes that are intended to ensure payments are more accurate and better reflect the severity of the patient's condition and the resources necessary for their care. Medicare has proposed changes to the DRGs for both balloon kyphoplasty procedures and procedures in which the X-STOP device is used, and has also proposed that the X-STOP device would no longer qualify for the new technology add-on payment, in part because of the proposed assignment to a higher-paying DRG. As of now, it is not possible to assess the full impact the Proposed Rule, if adopted, could have on our business.

The status of our significant current clinical trials follows:

  In 2006, we completed enrollment of 300 patients in the FREE (Fracture Reduction Evaluation) study, a prospective, randomized, controlled multi-center trial designed to compare balloon kyphoplasty to non-surgical management in the treatment of painful, acute vertebral compression fractures. We expect to submit one year follow-up data for publication in 2007.
  We recently completed enrollment of 81 patients in our Japanese single-arm clinical trial for evaluating our kyphoplasty technology and we will now follow them for 2 years. Data from this trial, in addition to clinical data obtained from trials previously completed in the U.S. and Europe, will be used to support the filing for regulatory approval in Japan for balloon kyphoplasty. If approved, we could begin commercialization in Japan in approximately 2009.
  In 2005 we also initiated patient enrollment for CAFE (Cancer Fracture Evaluation), a randomized trial of balloon kyphoplasty treatment for patients with cancer-related VCFs.  Currently, 82 patients are enrolled in the trial, which is designed to enroll a total of 200 patients.
  We have initiated a randomized controlled trial, called KAVIAR (Kyphoplasty And Vertebroplasty In the Augmentation and Restoration of Vertebral Body Compression Fractures) comparing balloon kyphoplasty and vertebroplasty in October 2006. This trial will consider several important endpoints including perioperative safety, function, quality of life, vertebral body height restoration, rate of subsequent fractures and angular deformity correction. It will also include an economic and healthcare utilization analysis. Currently, 55 patients are enrolled in the trial. This trial is designed to enroll approximately 1,200 patients at up to 75 sites with two-year follow-up.
  We concluded enrollment of patients early for our European BEST (Biomaterials Effectiveness and Safety in Trauma) clinical trial for the use of our KyphOs™ FS calcium phosphate material in treating vertebral compression fractures caused by trauma. The clinical trial investigators determined that the interim analysis after enrolling 51 patients showed highly statistically and clinically significant improvement in pain in addition to having a high safety profile. We are preparing to initiate market launch activities with respect to KyphOs™ FS in select European countries in the second half of 2007.
  We initiated enrollment in a pilot multi-center, prospective, single-arm clinical study to evaluate our Discyphor™ Catheter for the F.A.D.™ procedure versus provocative discography. Currently, 4 patients are enrolled in the trial. The SODA (Study Of Disc Anaesthesia) study is expected to enroll up to 100 patients in up to 15 sites and is designed to measure the proportion of positive disc levels registered after provocative discography differing from that after the F.A.D.™ procedure.
  We recently initiated a single-arm multicenter clinical follow-up study designed to evaluate the safety and effectiveness of the Aperius PercLID device in degenerative LSS patients. The INCA (Intermittent Neurogenic Claudication Aperius) study has enrolled 26 of the 40 patients planned, who will be followed for up to one year. In addition to collecting perioperative safety data, outcomes data will be collected to document reduction in spinal stenosis symptom severity, back pain, back function and quality of life. We also are collecting economic data to support the value that this procedure can bring to the healthcare system.
  With the acquisition of St. Francis, we have assumed responsibility for several clinical efforts, including the following:
    The COAST (Condition Of Approval Study) trial is an observational, five-year follow-up of patients with moderately impaired physical function at baseline, and is intended to enroll 240 patients suffering from moderate stenosis in a randomized trial comparing non-surgical, conservative care with the implantation of an X-STOP IPD device. We anticipate beginning patient enrollment for this trial in the second or third quarter of 2007. This trial is required by the FDA as a prerequisite to marketing approval of the X-STOP IPD device.
    In addition to the COAST trial, we have also agreed to follow patients enrolled in the original Investigational Device Exemption (IDE) trial conducted for the approval of the X-STOP IPD device for five years. This will be an ongoing effort, and is also required by the FDA as a condition of marketing approval of the X-STOP IPD device.

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

Results of Operations

Three Months Ended March 31, 2007 and 2006

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

                                                             Three Months Ended March 31,
                                                    ------------------------------------------
                                                              2007                  2006
                                                    --------------------  --------------------
                                                                 % of                  % of
                                                     Amount    Net sales   Amount    Net sales
                                                    ---------  ---------  ---------  ---------
U.S. net sales                                     $ 101,107         79% $  75,512         83%
International net sales                               27,030         21%    15,916         17%
                                                    ---------  ---------  ---------  ---------
Net sales                                            128,137        100%    91,428        100%
                                                    ---------  ---------  ---------  ---------
Operating costs and expenses:
    Cost of goods sold                                19,503         15%    10,965         12%
    Research and development                          11,780          9%     8,306          9%
    Sales and marketing                               63,716         50%    45,386         50%
    General and administrative                        19,931         16%    13,568         15%
    Amortization of acquired intangible assets         4,415          3%       283         --
    In-process research and development               21,300         17%        --         --
                                                    ---------  ---------  ---------  ---------
        Total operating costs and expenses           140,645        110%    78,508         86%
                                                    ---------  ---------  ---------  ---------
Income (loss) from operations                        (12,508)       -10%    12,920         14%
Interest expense                                     (12,403)       -10%        (3)        --
Interest income and other, net                         1,035          1%     2,126          2%
                                                    ---------  ---------  ---------  ---------
Income (loss) before income taxes                    (23,876)       -19%    15,043         16%
Provision for income taxes                            (1,280)        -1%     6,550          7%
                                                    ---------  ---------  ---------  ---------
Net income (loss)                                  $ (22,596)       -18% $   8,493          9%
                                                    =========  =========  =========  =========

Net Sales. Net sales increased $36.7 million, or 40%, for the three months ended March 31, 2007 as compared to the same period in 2006. Net sales in the first three months of 2007 included sales of $18.1 million of the X-STOP products from our recent acquisition of St. Francis. To date, kyphoplasty sales have comprised substantially all of our net sales. Our kyphoplasty and X-STOP products accounted for 85% and 14% of our net sales in the three months ended March 31, 2007, respectively. Revenues from our F.A.D. technology have historically not been significant. The increases in kyphoplasty net sales primarily resulted from an increase in the number of physicians trained in the use of our KyphX instruments as well as an 8% increase in the number of procedures performed by trained physicians per month compared to the same period in 2006. During the first quarter of 2007, approximately 675 physicians were trained in the use of our KyphX instruments. Domestic sales increased $25.6 million, or 34% for the three months ended March 31, 2007 as compared to the same period in 2006. International sales increased $11.1 million, or 70% for the three months ended March 31, 2007 as compared to the same period in 2006. The increase in international sales also reflected the favorable currency impact of $1.9 million in the three months ended March 31, 2007 based on prior period average Euro exchange rates. No customer accounted for more than 10% of total net sales for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, we had trained approximately 6,300 spine specialists in the U.S. and approximately 4,800 clinicians in other parts of the world, primarily in Europe, to perform balloon kyphoplasty. As of March 31, 2007, we had trained approximately 1,800 spine surgeons in the U.S. to perform the X-STOP procedure. We believe the total number of potential physicians who may perform balloon kyphoplasty procedures using our products is approximately 11,000 in the U.S. Internationally, the number of physicians who may perform balloon kyphoplasty is not as well-defined, but we believe it to be more than 10,000. We believe the total number of potential physicians who may perform X-STOP procedures using our products is approximately 6,000 in the U.S. Internationally, the number of physicians who may perform X-STOP is not as well-defined, but we believe it to be more than 8,000. We have targeted a range of $570.0 million to $585.0 million in net sales for 2007, with international net sales comprising 22% to 24% of total net sales. This range excludes sales of the products from our proposed acquisitions of the spine-related assets of Disc-O-Tech which we expect to close in the fourth quarter of 2007. Both asset transactions remain subject to clearance by the Federal Trade Commission and the timing of the closing of these acquisitions remains uncertain. We expect 82% to 85% of our net sales for 2007 will be derived from balloon kyphoplasty procedures.

Cost of Goods Sold. Cost of goods sold consists of material, labor, subcontract, and overhead costs. Cost of goods sold increased $8.5 million, or 78%, for the three months ended March 31, 2007 as compared to the same period in 2006. Cost of goods sold for the three months ended March 31, 2007 included additional costs of approximately $4.3 million due to the sale of inventory acquired from St. Francis which was written-up to reflect the fair value at the date of acquisition. The remaining increase in cost of goods sold resulted primarily from increased material, labor, subcontract and overhead costs in relation to the increased sales volume of our products. Our cost of goods sold and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses and levels of production volume. Cost of goods sold for the remainder of 2007 will include additional costs of approximately $1.6 million due to the sale of inventory acquired from St. Francis which was written-up to reflect the fair value at the date of acquisition. As a percentage of net sales, we expect cost of goods sold to be in the range of 14% to 15% for 2007.

Research and Development. Research and development expenses consist of costs for product research, product development, clinical functions and outside costs related to clinical trials and personnel. Research and development expenses increased $3.5 million, or 42%, in the three months ended March 31, 2007 as compared to the same period in 2006. The increase was primarily attributable to increased personnel costs of $2.2 million, a $691,000 increase in SFAS No. 123(R) stock-based compensation expense, increased facility expenses of $433,000, increased clinical trials expense of $294,000, and increased travel expenses of $131,000, partially offset by decreased engineering and lab expenses of $279,000, and decreased consulting expenses of $119,000. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses in 2007 will increase in absolute dollars as compared to 2006, due largely to the commencement of clinical trials. We anticipate conducting significant additional clinical trial activity both in the United States and abroad to collect further data that may support the use and clinical efficacy of our products. As a percentage of net sales, we anticipate our research and development expenses to be in the range of 10% to 11% for 2007.

Sales and Marketing. Sales and marketing expenses consist of costs for personnel, physician training programs and marketing activities. Sales and marketing expenses increased $18.3 million, or 40%, in the three months ended March 31, 2007 as compared to the same period in 2006. The increase was primarily attributable to an $11.6 million increase in the costs of hiring, training and compensating additional direct selling representatives including $3.0 million of costs related to the transition of St. Francis sales agent activities to our direct sales force in the U.S., increased sales and marketing travel expenses of $2.2 million, a $1.7 million increase in our marketing related activities, increased facility expenses of $1.6 million, increased consulting expenses of $458,000, and increased professional education expenses of $426,000. As we continue to commercialize our KyphX instruments on a global basis and integrate the X-STOP products, and eventually the products from our proposed acquisitions of the spine-related assets of Disc-O-Tech, into our sales channel, we expect to significantly increase our sales and marketing efforts and expenditures in absolute dollars while maintaining our sales and marketing expenses as a percentage of net sales at 47% to 48% for 2007.

General and Administrative. General and administrative expenses consist of costs for personnel, professional service fees, expenses related to legal issues and intellectual property rights, Sarbanes-Oxley compliance and general corporate expenses. General and administrative expenses increased $6.4 million, or 47%, in the three months ended March 31, 2007 as compared to the same period in 2006. The increase was primarily attributable to increased personnel costs of $5.0 million, increased consulting fees of $976,000, increased litigation costs of $706,000, and increased travel expenses of $393,000, partially offset by a decrease in facility expense of $1.1 million. We expect general and administrative expenses to increase in the future as we add personnel, continue to expand our patent portfolio, pursue business development activities, incur additional public reporting, governmental compliance and investor-related expenses as a public company, incur increased litigation expenses prosecuting and defending various relevant legal claims, and incur scale-up costs for our international operational center in Switzerland. Therefore, we anticipate that our general and administrative expenses will increase in absolute dollars as we expand our infrastructure. As a percentage of net sales, we expect that our general and administrative expenses will be approximately 14% to 15% in 2007.

Amortization of Acquired Identifiable Intangible Assets. The increase in intangible amortization expense is due to the amortization of intangible assets from the St. Francis acquisition. As a result of the acquisition of St. Francis and the proposed acquisitions of certain spine-related assets of Disc-O-Tech, we expect to incur significant amortization expense related to these acquired identifiable intangible assets in 2007. Amortization expense for the three months ended March 31, 2006 reflects the amortization of intangible assets from our acquisitions of InnoSpine and Sanatis.

In-Process Research and Development. The in-process research and development charge relates to our acquisition of St. Francis. In-process research and development represents St. Francis's research and development projects that had not reached technological feasibility and had no alternative future use when acquired. The in-process projects related primarily to the development of percutaneous and cervical products. The income approach was used to value the purchased in-process research and development, which included an analysis of the completion costs, cash flows, other required assets and risk associated with achieving such cash flows. At the time of the acquisition, the purchased in-process technology was not considered to have reached technological feasibility and it had no alternative future use. Accordingly, we immediately expensed the in-process research and development costs. Upon the closing of our proposed acquisitions of the spine-related assets of Disc-O-Tech, we expect to expense additional amounts of in-process research and development costs.

In the three months ended March 31, 2007, we recorded $6,9 million of integration costs associated with the St. Francis acquisition, primarily related to the transition of St. Francis sales agent activities to our direct sales force in the U.S. and severance and other transitional compensation expenses. These integration costs are included in operating expenses.

Interest Expense. Interest expense increased to $12.4 million in the three months ended March 31, 2007 due to interest incurred on our Convertible Notes and borrowings under our credit facility. In addition, due to the full repayment of the Term Loan Facility, we wrote-off debt discount and issuance costs of approximately $8.1 million in the three months ended March 31, 2007. We expect interest expense for 2007 to increase as a result of our borrowings under the credit facility and the Convertible Notes issuances, and the amortization of the related debt issuance costs and debt discount.

Interest Income and Other, Net. Interest income and other, net, decreased $1.0 million, or 51%, in the three months ended March 31, 2007 as compared to the same period in 2006. The decrease resulted primarily from a decrease in interest income due to lower cash, cash equivalents and investment balances. Our cash, cash equivalents and investments balances were $79.7 million and $217.2 million as of March 31, 2007 and 2006, respectively.

Provision (Benefit) for Income Taxes.  Benefit from income taxes was $1.3 million at an effective tax rate of 5.4% for the three months ended March 31, 2007 as compared to $6.6 million at an effective tax rate of 43.5% for the same period in 2006. The effective tax rate for the three months ended March 31, 2007 reflects the impact of the in-process research and development charge related to the St. Francis acquisition, which is nondeductible for tax reporting purposes. Our effective tax rate may be impacted by factors including, but not limited to, changes in the split of earnings between countries with differing statutory tax rates, by the tax benefits or detriments derived from employee stock option activities, and by changes in tax laws, regulations, accounting principles or interpretations thereof.

Stock-Based Compensation

We account for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases based on estimated fair values. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period for each separately vesting tranche of the award.  Employee stock-based compensation expense recognized for the three months ended March 31, 2007 and 2006 was $6.5 million and $6.4 million, respectively.

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

During the three months ended March 31, 2007, we recognized stock-based compensation charges related to our employee stock options and employee stock purchase plan of $6.0 million, and $0.5 million, respectively. As of March 31, 2007, stock-based compensation expense of $163,000 was capitalized as inventory and $24,000 was capitalized as construction in process. As of March 31, 2007, the unrecorded stock-based compensation balance related to employee stock options was $23.9 million after estimated forfeitures and will be recognized over an estimated weighted-average remaining requisite service period of 2.5 years.

Stock-based compensation expense for stock options granted to or held by non-employees is recognized as the stock options are earned. The stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. In connection with the grant of stock options to non-employees, we recorded stock-based compensation expense of approximately $613,000 and $197,000 for the three months ended March 31, 2007 and 2006, respectively.

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

Liquidity and Capital Resources

As of March 31, 2007, we had $79.7 million of cash and cash equivalents and working capital of $137.6 million. Our cash and cash equivalents and investments decreased by $122.5 million during the three months ended March 31, 2007. This decrease is due to acquisition related payments, partially offset by financing and operating activities.

Credit Facility In October 2006, we entered into a syndicated credit facility which provided us with a five-year $300.0 million revolving line of credit, including a $50.0 million sublimit for the issuance of standby letters of credit, a $25.0 million sublimit for swing line loans and a $100.0 million sublimit for multicurrency borrowings. On January 18, 2007, we amended the October 2006 credit facility, and in conjunction with the acquisition of St. Francis, Kyphon, together with certain of its subsidiaries, entered into a credit agreement (the Credit Agreement) to replace and refinance the above-described credit facility with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and Banc of America Securities LLC as sole lead arranger and sole book manager. The credit facilities thereunder were syndicated to a group of lenders (the Lenders).

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

In addition to certain initial fees, Kyphon is obligated to pay a commitment fee of 0.25-0.50% per annum (such range of limits being related to the consolidated leverage ratio of Kyphon) based on the total revolving commitment available to be drawn, which is payable quarterly in arrears. In January 2007, in connection with the acquisition of St. Francis, we borrowed $425.0 million under this Facility. In February 2007, we repaid the outstanding balance of the Term Loan Facility with the proceeds from the Convertible Senior Notes offering and borrowings under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility will bear interest at Base Rate plus 0.25-1.25 or LIBOR plus 1.25-2.25% (such range of limits being related to the consolidated leverage ratio of Kyphon). Letter of credit fees are based on the LIBOR loan margins.

Kyphon's obligations under the Facility are collateralized by substantially all of its assets.

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

Convertible Senior Notes. In February 2007, we issued $200.0 million aggregate principal amount of Convertible Senior Notes due 2012 and $200.0 million aggregate principal amount of Convertible Senior Notes due 2014. Interest on the notes due 2012 will be paid semiannually at a rate of 1.00% per year and interest on the notes due 2014 will be paid semiannually at a rate of 1.25% per year. Upon the occurrence of certain defined events, the Convertible Senior Notes will be convertible into cash up to the principal amount, and if applicable, shares of common stock in respect of any conversion value above the principal amount, based on an initial conversion rate of 17.1951 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $58.16 per share.

The Convertible Senior Notes rank equal in right of payment to all of our other existing and future senior unsecured indebtedness. The Convertible Senior Notes will rank senior in right of payment to all of Kyphon's existing and future subordinated indebtedness and effectively subordinated in right of payment to all of its subsidiaries' obligations (including secured and unsecured obligations) and subordinated in right of payment to its secured obligations to the extent of the assets securing such obligation.

In connection with the offering, we entered into convertible note hedge transactions with affiliates of the initial purchasers. These transactions are intended to reduce the potential dilution to our stockholders upon any future conversion of the notes. The call options, which cost an aggregate $112.0 million, were recorded as a reduction of additional paid-in capital. We also entered into warrant transactions concurrently with the offering, pursuant to which we sold warrants to purchase our own common stock to the same counterparties that entered into the convertible note hedge transactions. The convertible note hedge and warrant transactions effectively will increase the conversion price of the convertible notes to approximately $75.04 per share of our common stock. Proceeds received from the issuance of the warrants totaled approximately $77.0 million and were recorded as an addition to additional paid-in capital.

In February 2007, we used net proceeds of approximately $355.0 million net of underwriting costs and the hedge and warrant transactions from the issuance of the Convertible Senior Notes together with borrowings under the Revolving Credit Facility, to prepay the Term Loan Facility in its entirety.

Cash Provided by Operating Activities. Net cash provided by operations for the three months ended March 31, 2007 was $22.9 million, attributable primarily to net loss of $22.6 million adjusted for non-cash charges related to in-process research and development of $21.3 million, stock-based compensation of $7.3 million and depreciation and amortization expenses of $15.0 million. Net cash provided by operations for the three months ended March 31, 2006 was $21.0 million, attributable primarily to net income of $8.5 million adjusted for non-cash charges related to stock-based compensation plans of $6.8 million and depreciation and amortization expenses of $1.4 million.

The increase in cash provided by operating activities for all periods was adjusted by changes in our working capital. During the three months ended March 31, 2007, accounts receivable increased by $1.1 million due to increases in our net sales; inventories decreased by $2.8 million due to increases in net sales and inventory management; prepaid expenses and other current assets decreased by $348,000 due to the timing of certain deposits and annual license fee payments; accounts payables increased by $2.7 million due to our increased operating expenses; accrued liabilities decreased by $8.4 million due to the employee stock plan purchase and income tax accruals; Other increased $6.7 million primarily attributable to the reclass of tax liabilities to long term, as we evaluated that our FIN 48 liabilities are long term in nature. During the three months ended March 31, 2006, accounts receivable decreased $84,000 as we increased collection efforts; inventories increased by $733,000 in order to meet the increased demand for our products; prepaid expenses and other current assets increased by $1.8 million due to the timing of certain deposits and annual license fee payments; accounts payables increased by $1.2 million due to our increased operating expenses; accrued liabilities increased by $4.1 million due to increased payroll and income tax accruals; Other increased $1.5 million primarily attributable to increases in deferred rent and other due to additional facilities being leased.

Cash Used in Investing Activities. Net cash used in investing activities was $453.3 million for the three months ended March 31, 2007 and resulted from the acquisition of St. Francis for $527.6 million, net of cash acquired, a payment of $40.0 million in connection with our definitive agreements to acquire Disc-O-Tech, and purchases of property and equipment of $5.9 million primarily due to the outfitting of our Sunnyvale facility and the establishment of our new facility in Switzerland. These amounts are partially offset by net investment maturities of $120.2 million. Net cash used in investing activities was $12.3 million for the three months ended March 31, 2006 and resulted from the net investment purchases of $7.0 million, and purchases of property and equipment of $5.3 million primarily due to the outfitting of our Sunnyvale facility.

Cash Provided by Financing Activities. Net cash provided by financing activities was $428.2 million during the three months ended March 31, 2007. In January 2007, in connection with the acquisition of St. Francis, we borrowed $425.0 million under the Term Loan Facility, for cash proceeds of $416.3 million, net of underwriting costs. In February 2007, we issued $400.0 million aggregate principal amount of Convertible Senior Notes for cash proceeds of $390.0 million, net of underwriting costs. In connection with the Convertible Senior Notes offering, we entered into convertible note hedge transactions which cost an aggregate $112.0 million. We also concurrently entered into warrant transactions, from which we received proceeds of $76.6 million. We used the proceeds of $355.0 million from the issuance of the Convertible Senior Notes, net of underwriting costs and the hedge and warrant transactions, together with borrowings of $70.0 million under the Revolving Credit Facility, to repay the Term Loan Facility in its entirety. We also received cash of $4.0 million from the issuance of common stock under the employee stock purchase plan and proceeds from the exercise of stock options of $6.4 million. Net cash provided by financing activities was $7.1 million during the three months ended March 31, 2006 and was attributable primarily to issuance of common stock under the employee stock purchase plan of $3.0 million and proceeds from the exercise of stock options of $3.2 million.

Contractual Cash Obligations. At March 31, 2007 we had contractual cash obligations as follows (in thousands):

                                                       Payment Due by Periods
                                   -----------------------------------------------------------------------
                                           Remainder of
                                    Total      2007      2008      2009      2010      2011    After 2011
                                   --------  --------  --------  --------  --------  --------  -----------
Operating leases                  $ 21,573  $  2,716  $  3,121  $  3,055  $  3,067  $  2,987  $     6,627
Consulting agreements                5,561     4,007     1,554        --        --        --           --
License agreement                   10,000    10,000        --        --        --        --           --
Disc-O-Tech payment obligations    120,000        --    40,000    40,000    40,000        --           --
Debt                               470,000        --        --        --        --    70,000      400,000
Purchase commitments with contract
   manufactures and suppliers       20,604    20,604        --        --        --        --           --
Purchase obligations                 7,879     7,718       161        --        --        --           --
Asset retirement obligation            682        --        --        --        --       383          299
                                   --------  --------  --------  --------  --------  --------  -----------
Total commitments                 $656,299  $ 45,045  $ 44,836  $ 43,055  $ 43,067  $ 73,370  $   406,926
                                   ========  ========  ========  ========  ========  ========  ===========

The amounts reflected in the table above for operating leases represent aggregate future minimum lease payments under non-cancellable facility leases. Portions of these payments and a portion of the asset retirement obligations are denominated in foreign currencies and were translated in the tables above based on their respective U.S. dollar exchange rates at March 31, 2007. These future payments are subject to foreign currency exchange rate risk.

We remain obligated to make a series of future annual payments totaling up to $10.0 million related to the license acquisition agreement with Dr. Sandhu. In connection with this license, Kyphon previously paid $5.0 million in the fourth quarter of 2005 and $5.0 million in the fourth quarter of 2006. The payments of these additional obligations may be accelerated upon defined events and circumstances or may be forgiven upon the occurrence of a third party event, outside the control of the Company. Based on management judgment, ability and intent, this remaining obligation in the amount of $10.0 million has been classified as a current liability as of March 31, 2007.

In January 2006, we completed our acquisition of InnoSpine, a privately held company focused on developing and marketing its proprietary technology platform for the diagnosis and potential treatment of low back pain due to disc degeneration. The terms of the acquisition called for an initial purchase price of $2.5 million in cash to the shareholders of InnoSpine. We also agreed to pay up to an additional $27.5 million in cash or stock, contingent on achievement of clinical and other milestones or royalties on net sales. Royalties will be payable upon patent issuance and continue over the life of the patent. This contingent purchase price liability is not included in the table above.

In December 2006, we executed two definitive agreements with Disc-O-Tech Medical Technologies, Ltd. and its U.S. subsidiary (Disc-O-Tech) to acquire, respectively, all of its non-vertebroplasty spine-related assets, including minimally invasive technologies for performing fusion and vertebral body augmentation, for $100.0 million in cash ($60.0 million paid up-front in December 2006 and another $40.0 million paid February 1, 2007), and all of its vertebroplasty assets for a total of an additional $120.0 million payable in three equal annual installments beginning in January 2008. We will still be obligated to pay the purchase price even if the closings do not occur. We also agreed to pay up to an additional $20.0 million for the development of future technologies upon closing of the vertebroplasty asset purchase agreement. This contingent purchase price liability is not included in the table above. We have not yet received clearance from the Federal Trade Commission to close either of these transactions and may not be able to do so for some time, if at all. The Federal Trade Commission has issued second requests for each transaction and we are presently engaged in responding to those requests.

In January 2007, we completed our acquisition of St. Francis. The total estimated purchase price, excluding transaction costs, of approximately $725.3 million was comprised of $525.3 million in cash upon closing, plus additional revenue-based contingent payments of up to $200.0 million payable in either cash or a combination of cash and stock, at Kyphon's election. The payments are contingent upon the attainment of certain revenue thresholds during specified periods through June 2008. The contingent purchase price liability is not included in the table above. We financed the transaction through a combination of cash on hand and bank financing.

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

Off-Balance Sheet Arrangements. We do not have any off-balance sheet financing as of March 31, 2007. All of our subsidiaries are included in the financial statements, and we do not have relationships with any special purpose entities.

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

In February 2007, the FASB issued FAS No. 159, "Fair Value Option For Financial Assets and Financial Liabilities" (FAS 159). FAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. FAS 159 requires that the fair value of the assets and liabilities that the company has chosen to report at fair value be shown on the face of the balance sheet. FAS 159 also requires companies to provide additional information to enable users of the financial statements to understand the company's reasons for electing the fair value option and how changes in the fair values affect earnings for the period. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning on or before November 15, 2007. We are currently evaluating the potential impact FAS 159 may have on our financial position and operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have interest rate risk on earnings from the LIBOR index that is used to determine the interest rates on our Revolving Credit Facility. The Revolving Credit Facility bears interest at Base Rate plus 0.25-1.25 or LIBOR plus 1.25-2.25% (the range of limits being related to our consolidated leverage ratio). Based on a sensitivity analysis, as of March 31, 2007, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would not result in a significant change in net income (loss) before income taxes over the next 12 months. The Convertible Senior Notes bear a fixed interest rate.

At March 31, 2007, we have minimal exposure to interest rate risk related to our investment portfolio. Our investment portfolio consists of money market instruments. Due to the nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

We have operated mainly in the United States, and 79% and 83% of our sales were made in U.S. dollars for the three months ended March 31, 2007 and 2006, respectively. The majority of our non-U.S. sales are derived from European Union countries and denominated in the Euro. Monthly income and expense from our European operations are translated using average rates and balance sheets are translated using month end rates. Differences are recorded within stockholders' equity as a component of accumulated other comprehensive income or to the income statement, as applicable. As our revenues denominated in currencies other than the dollar increase, we have an increased exposure to foreign currency rate risk. Based on our overall exposure for foreign currency at March 31, 2007, a hypothetical 10% change in foreign currency rates would not have a material impact on our net sales and operating expenses. We may elect to mitigate this rate risk, in part or in whole, through the purchase of forward currency contracts.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  The Chief Executive Officer, Richard W. Mott and the Chief Financial Officer and Treasurer, Maureen L. Lamb, evaluated the effectiveness of Kyphon's disclosure controls and procedures as of the end of the period covered by this report, and concluded that Kyphon's disclosure controls and procedures were effective to ensure that the information Kyphon is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that the information required to be disclosed by Kyphon in the reports that it files or submits under the Exchange Act is accumulated and communicated to Kyphon's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  During the quarter ended March 31, 2007, there were no changes in Kyphon's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Kyphon's internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2005, Dr. Harvinder Sandhu, an orthopaedic surgeon, and the Company filed suit in federal district court in Memphis, Tennessee against Medtronic Sofamor Danek ("MSD") and several other related corporate entities seeking compensatory and punitive damages and injunctive relief for breach of contract and related covenants, trade secret theft, fraud, and correction of inventorship of several patents and patent applications presently owned by MSD, including U.S. Patent No. 6,676,665. The suit also requests, among other relief, that MSD transfer to Dr. Sandhu ownership of the disputed patents and patent applications. The dispute concerns inventions related to an expandable, mechanical bone tamp for use in treating vertebral compression fractures that Dr. Sandhu invented in the late 1990's and which he confidentially disclosed and discussed with MSD. The complaint alleges that MSD later filed for several patents encompassing and claiming Dr. Sandhu's inventions without naming him as inventor of that technology, and that it also incorporated Dr. Sandhu's inventions into its internal Equestra/Arcuate project without his permission. Medtronic has counterclaimed against Dr. Sandhu and Kyphon for various breach of contract claims. The Company is also presently asserting four of our U.S. patents (numbers 4,969,888, 5,108,404, 6,235,043, and 6,863,672) against MSD's Equestra/Arcuate product. Discovery is underway, and various motions are pending that seek to address Kyphon's claims. Trial has been set for March 2008. We do not believe that a loss is probable or estimable. Accordingly, no provision for any liability that may result upon resolution of this matter has been made in the accompanying financial statements.

During 2005, a U.S. Attorney's Office (USAO) in New York received a complaint, which we believe is a qui tam complaint, that alleges impropriety in our business. Qui tam is a provision under the False Claims Act (31 U.S.C. § 3729 et seq.), which allows for a private individual, sometimes known as a whistleblower, with alleged knowledge of past or present fraud on the U.S. federal government to bring suit on behalf of the government. Although no subpoena has been issued to Kyphon in connection with this complaint, the USAO is investigating our sales and marketing practices, including how our sales representatives communicated with customers in the past regarding the Medicare reimbursement available to hospitals and the appropriate site-of-service for using our products in surgery. The USAO has asked to review some of our documentation that may be relevant to the investigation, much of which we have already produced, and continues to interview former employees and customers regarding the issues being investigated. We believe we are in substantial compliance with the healthcare laws applicable to us. Even though we have not received a subpoena regarding the complaint or its allegations, we continue to voluntarily cooperate with the USAO through production of documents and management interviews, to permit the USAO to develop an informed opinion on whether or not to pursue any action in connection with the complaint based in part on the information provided, although timing on that decision is uncertain.  At this time, we do not know whether the investigation itself, including the contact with our customers, or the eventual outcome will have a material adverse impact to our business, and we can make no assurances regarding any future path the USAO or any related lawsuit may take. Due to the uncertainties inherent in this process, we cannot accurately predict the ultimate outcome of this matter and, therefore, cannot estimate the range of possible loss. Accordingly, no provision for any liability that may result upon resolution of this matter has been made in the accompanying financial statements.

In April 2006, MSD and several related entities filed suit against Kyphon in federal district court in the Northern District of California, alleging that our KyphX vertebral bone tamps and/or related products infringe three balloon dilatation catheter patents (numbers 4,820,349, 5,759,191 and 6,179,856) and a single claim of patent number 6,096,038, which generally concerns treatment of the disc space. MSD has since dropped the `038 patent from the suit and asserted another balloon catheter patent, number 5,759,173. The suit seeks damages based upon the making, using, selling and offering for sale of Kyphon's products, seeks enhanced damages for alleged willful infringement, and seeks to enjoin our continued activities relating to these products. In October 2006, we were denied permission to seek a declaratory judgment that another MSD patent generally concerned with treatment of the disc space and related to the `038 patent, number 7,115,128, also has no application to the kyphoplasty technology. Trial is presently scheduled for January 2008. Although we intend to vigorously defend MSD's California lawsuit, MSD's action subjects us to potential liability for damages, including treble damages, and could require us to cease making, using or selling the affected products, or to obtain a license in order to continue to manufacture, use or sell the affected products. While we believe we have multiple meritorious defenses to this action, we cannot provide assurance that we ultimately will prevail on any issue in the litigation or that we will be able to successfully defend against MSD's charges, nor can we provide assurance that any license required would be made available on commercially acceptable terms, if at all. Failure to successfully defend against MSD's action could harm our business, financial condition and operating results. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss. No provision for any liability that may result upon resolution of this matter has been made in the accompanying financial statements.

In June 2006, six of our current and former female U.S.-based sales employees filed a lawsuit against us in federal district court in the Northern District of California.  They presently allege, among other things, that we have engaged in gender discrimination and retaliation against them, and also contend that they and their lawyers should be permitted to represent an alleged class of all of our present and many former female Spine Education Specialists, Spine Associates and Spine Consultants because all of those women were also allegedly discriminated against on account of their gender.  The plaintiffs claim that they are due assorted damages of at least $100 million. The case is in its early stages; several elements of their amended complaint have been dismissed or stricken, without prejudice to refiling or further amendment, and plaintiffs are presently seeking permission to file another amended complaint; and no trial date has been set. Although we intend to vigorously defend plaintiffs' lawsuit, this lawsuit threatens our reputation and subjects us to potential liability for significant damages. While we believe we have multiple meritorious defenses to this action, we cannot assure you that we ultimately will prevail on any issue in the litigation or that we will be able to successfully defend plaintiffs' charges. Failure to successfully defend against this action could harm our business, financial condition and operating results. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss. No provision for any liability that may result upon resolution of this matter has been made in the accompanying financial statements.

From time to time, we may become involved in litigation relating to additional claims arising from the ordinary course of business. Management does not believe the final disposition of these matters will have a material adverse affect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

The following are new or modified risk factors that should be read in conjunction with the risk factors disclosed in our 2006 Annual Report on Form 10-K:

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

There have also been recent developments for hospital inpatient reimbursement. On April 13, 2007 Medicare posted the Proposed Rule for 2008 Hospital Inpatient Reimbursement. Among other things, the Proposed Rule includes reforms to implement significant revisions to the DRG hospital inpatient system. Specifically, Medicare is proposing changes that are intended to ensure payments are more accurate and better reflect the severity of the patient's condition and the resources necessary for their care. Medicare has proposed changes to the DRGs for both balloon kyphoplasty procedures and procedures in which the X-STOP device is used, and has also proposed that the X-STOP device would no longer qualify for the new technology add-on payment, in part because of the proposed assignment to a higher paying DRG. If adopted as proposed, the changes will become effective on October 1, 2007. As of now, it is not possible to assess the full impact the Proposed Rule could have on our business.

In addition, reimbursement for competing procedures, such as laminectomies or vertebroplasty, may also continue to be perceived in some cases as more favorable for the physician or hospital than that available for using our products and thus may reduce the frequency with which procedures using our products are performed, which could harm our revenues. This could harm our business, financial condition and operating results and cause our stock price to decline.

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

In 2005, a U.S. Attorney's Office in New York, or USAO, received a complaint that we believe is a qui tam complaint that alleges impropriety in our business. Qui tam is a provision under the False Claims Act (31 U.S.C. § 3729 et seq.), which allows for a private individual, sometimes known as a whistleblower, with alleged knowledge of past or present fraud on the U.S. federal government to bring suit on behalf of the government. Although no suit has been filed and no subpoena has yet been issued to us in connection with this complaint, the USAO is investigating our sales and marketing practices, including how we communicated with our customers in the past regarding the Medicare reimbursement available to hospitals and the appropriate site-of-service for using our products in surgery. The USAO continues to ask for and review some of our documentation that is relevant to the investigation, most of which we have already produced, and has also interviewed some of our ex-employees and some of our customers. We continue to voluntarily cooperate with the USAO through production of documents and management interviews, to permit the USAO to develop an informed opinion on whether or not to pursue any action in connection with the complaint, although timing on that decision is uncertain. At this time, although we believe we are in substantial compliance with the healthcare laws applicable to us, we do not know whether the investigation itself, or the outcome of the investigation will have a material adverse impact to our business, and cannot assure you regarding any future path the USAO or any related lawsuit may take. Our business and financial condition could be adversely affected if a subpoena or an enforcement or other action ultimately results from this investigation, either against us, or against the physicians who perform procedures with our products or our customers who purchase our products, and could also be harmed through the process the USAO will use with our customers to investigate the allegations, even if no enforcement or other action ultimately results. This could harm our business, financial condition and operating results and cause our stock price to decline.

We are involved in patent infringement litigation with Medtronic and related entities that may harm our competitive position, may be costly to us and may prevent us from selling our products.

Medtronic and several other related corporate entities ("MSD") have filed suit against us in federal district court in the Northern District of California, alleging that our vertebral bone tamps infringe four balloon dilatation catheter patents (numbers 4,820,349, 5,759,191, 5,759,173 and 6,179,856). The suit seeks damages based upon the making, using, selling and offering for sale of our balloon catheter products, seeks enhanced damages for alleged willful infringement, and seeks to enjoin our continued activities relating to these products. While we intend to vigorously defend this action, we cannot assure you that the outcome of this litigation will be favorable to us. If we lose the suit against us, it will hurt our competitive position, it may be costly to us and it may prevent us from selling our products. In addition, if we lose, we may need to obtain a license to the patented technology, which could be expensive, and which MSD may not grant us or we could be required to license to MSD some of our own technology, which would result in a partial loss of our competitive advantage in the marketplace, each of which could seriously harm our business. If MSD is successful in its patent suit and is unwilling to grant us a license, we may be required to stop selling our products that are found to infringe any of the asserted patents unless we can redesign them so they do not infringe, which we may be unable to do. In addition, if we lose, we could be required to pay damages, including treble damages, which could be substantial and harm our business, financial condition and operating results and cause our stock price to decline.

In our Tennessee litigation against MSD, MSD has also alleged that several of our patents relating to our vertebral bone tamps are invalid and that we have induced Dr. Sandhu to breach various contractual obligations to MSD. We cannot assure you that we will be able to successfully defend these claims. If MSD is successful in invalidating these patents, we will not be able to prevent our competitors, including MSD, from using the technology claimed in these patents. This will have a negative impact on our competitive position and could seriously harm our business.

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

On January 31, 2007, we effected a private placement of $400.0 million principal amount of convertible senior notes under Rule 144A. The net proceeds of the convertible note offering, together with borrowings of approximately $70.0 million under our senior secured revolving credit facility, were used to retire the term loan facility we previously incurred to finance our acquisition of St. Francis. While we believe our cash generated from operations, together with our cash, cash equivalents, investments, and borrowings available under our revolving credit facility will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and any contingent payments that become due related to our recent acquisitions for at least the next 12 months, if we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on our debt obligations or if we are in material breach of the covenants contained in the senior secured credit agreement, we would default under the terms of the credit agreement or the indenture governing the notes. Even without a default, our substantial indebtedness could have important consequences for our stockholders. For example, it could:

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

This could harm our business, financial condition and operating results and cause our stock price to decline.

If we are unable to generate or borrow sufficient cash to make payments on our indebtedness or to refinance our indebtedness on acceptable terms, our financial condition would be materially harmed, our business may fail and you may lose all of your investment.

Our ability to make payments on and to refinance our debt will depend on our financial and operating performance, which may fluctuate significantly from quarter to quarter, and is subject to prevailing economic conditions and financial, business and other factors, many of which are beyond our control. While we believe our cash generated from operations, together with our cash, cash equivalents, investments, and borrowings available under our revolving credit facility will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and any contingent payments that become due related to our recent acquisitions for at least the next 12 months, we cannot assure you that we will continue to generate sufficient cash flow or that we will be able to borrow funds in amounts sufficient to enable us to service our debt or to meet our working capital and capital expenditure requirements. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on these debt obligations, we may be required to sell assets or equity, reduce capital expenditures, restructure or refinance all or a portion of our existing debt or obtain additional financing. We cannot assure you that we will be able to restructure or refinance any of our debt on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

We also may not be able to finance future needs or adapt our business plan to changes because of restrictions placed on us by our credit facility, the indentures governing our convertible notes and instruments governing our other indebtedness.

In addition to cash generated from operations, our credit facility represents our primary source of liquidity. The credit agreement contains various restrictive covenants, compliance with which is essential to continued credit availability. Among the most significant of these restrictive covenants are financial covenants which require us to maintain predetermined ratio levels related to leverage and interest coverage. In addition, the covenants in our credit agreement restrict, among other things, our ability to:

  incur additional debt;
  sell assets;
  incur capital expenditures;
  create liens or other encumbrances;
  make certain payments and dividends; or
  merge or consolidate.

The covenants and restrictions contained in the credit agreement could limit our ability to fund our business, make capital expenditures, and make acquisitions or other investments in the future. Any failure to comply with any of these financial and other affirmative and negative covenants would constitute an event of default under the credit agreement, entitling a majority of the bank lenders to, among other things, terminate future credit availability under the agreement, increase the interest rate on outstanding debt, and accelerate the maturity of outstanding obligations under that agreement. If the indebtedness under the credit facility or our notes is accelerated, we may not have sufficient assets to repay amounts due under the credit facility, the convertible notes or on other indebtedness then outstanding in a timely manner or at all. If we are not able to refinance our debt, we could become subject to bankruptcy proceedings, and you may lose all or a portion of your investment because the claims of our creditors on our assets are prior to the claims of our stockholders. This could harm our business, financial condition and operating results and cause our stock price to decline.

Conversion of our convertible senior notes into common stock could result in dilution to our stockholders.

Our convertible senior notes are convertible, at the option of the holder (subject to certain conditions), into shares of our common stock at an initial conversion price of approximately $58.16 per share, subject to adjustment. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of notes a holder will receive an amount in cash equal to the lesser of (i) $1,000 and (ii) the conversion value of the number of shares of our common stock as determined based on the conversion rate set forth in the indenture governing the notes. If the conversion value exceeds $1,000, we will also deliver, in addition to cash, a number of shares of our common stock equal to the sum of the daily share amounts, as defined in the indenture. Holders of the notes have the option to require Kyphon to repurchase their notes in the event of certain specified fundamental changes. The repurchase price would be 100% of the principal amount of the notes, plus accrued and unpaid interest, if any.  We may be required to pay a make-whole premium in the form of additional shares of Kyphon's common stock on notes converted in connection with certain corporate transactions that also constitute fundamental changes.  The make-whole premium will be based on the trading price of Kyphon's common stock on the date of the fundamental change. The number of shares of common stock issuable upon conversion of the convertible notes increases as the market price of our common stock increases. All of the above rights are subject to certain limitations imposed by our credit facility. Any issuance of shares as a result of the conversion of the notes would result in dilution to our stockholders. This could harm our business, financial condition and operating results and cause our stock price to decline.

We may seek additional financing, which could result in dilution to our stockholders or may not be available to us on acceptable terms, if at all.

As of March 31, 2007, we had $79.7 million of cash and cash equivalents.  We believe our cash generated from operations, together with our cash, cash equivalents, investments, and borrowings available under our revolving credit facility will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and any contingent payments that become due related to our recent acquisitions for at least the next 12 months.  If existing cash, cash equivalents, cash generated from operations and borrowings available to us under our revolving credit facility are insufficient to satisfy our cash requirements, whether as a result of expansion of product lines, increased capital expenditures, additional clinical trials, investment in new markets or businesses, payment obligations upon conversion of the convertible senior notes or for other reasons related to our business, we may seek to sell additional equity or debt securities.  The sale of additional equity or the sale of additional convertible debt securities could result in dilution to our stockholders.  If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock, and could contain covenants that would restrict our operations.  Additional financing may not be available to us when we need it or it may not be available on favorable terms, if at all.  If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or eliminate our business development activities which could harm our business, financial condition and operating results and cause our stock price to decline.

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

4.2 (4)

Indenture, dated as of February 6, 2007, between Kyphon Inc. and U.S. Bank National Association as trustee (including form of 1.00% Convertible Senior Note due 2012 and form of 1.25% Convertible Senior Note due 2014)

4.3 (4)

Registration Rights Agreement, dated as of February 6, 2007, among Kyphon Inc. and J.P. Morgan Securities Inc., Goldman Sachs & Co. and Banc of America Securities LLC, for themselves and the other Initial Purchasers.

10.1 (5)	Credit Agreement dated as of January 18, 2007 by and among Kyphon Inc., Banc of America Securities LLC and Bank of America, N.A.

10.2 (6)	Amended and Restated 2002 Stock Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 3, 2006.

(2) Incorporated by reference from our Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 25, 2007.

(3) Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-83678), which was declared effective on May 16, 2002.

(4) Incorporated by reference from our Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 12, 2007.

(5) Incorporated by reference from our Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2007.

(6) Incorporated by reference from our Definitive Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on April 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kyphon Inc.

Date: May 10, 2007

By: /s/ Richard W. Mott

Richard W. Mott
President, Chief Executive Officer
and Director (Principal Executive Officer)

Date: May 10, 2007

By: /s/ Maureen L. Lamb

Maureen L. Lamb
Vice President, Chief Financial Officer
and Treasurer
(Principal Accounting and Financial Officer)