Form 10-Q
period 2007-06-30
KYPHON INC
filed 2007-08-09
CIK 1123313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES    ☐        NO    ☒

Class	Shares Outstanding at July 31, 2007
Common Stock, $0.001 par value	45,903,376

Note: PDF provided as a courtesy

KYPHON INC.
FORM 10-Q
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KYPHON INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

                                                               Three Months Ended          Six Months Ended
                                                                   June 30,                    June 30,
                                                         --------------------------   --------------------------
                                                             2007          2006           2007          2006
                                                         ------------  ------------   ------------  ------------
Net sales                                               $    144,331  $    101,062   $    272,468  $    192,490

Operating costs and expenses:
    Cost of goods sold                                        19,493        12,913         38,996        23,878
    Research and development                                  13,484         9,931         25,264        18,237
    Sales and marketing                                       63,780        48,649        127,496        94,035
    General and administrative                                20,026        14,496         39,957        28,064
    Amortization of acquired intangible assets                 5,404           283          9,819           566
    In-process research and development                           --            --         21,300            --
                                                         ------------  ------------   ------------  ------------
        Total operating expenses                             122,187        86,272        262,832       164,780
                                                         ------------  ------------   ------------  ------------
Income from operations                                        22,144        14,790          9,636        27,710
Interest expense                                              (3,046)           --        (15,449)           --
Interest income and other, net                                 1,088         2,080          2,123         4,203
                                                         ------------  ------------   ------------  ------------
Income (loss) before income taxes                             20,186        16,870         (3,690)       31,913
Provision for income taxes                                     9,210         7,390          7,930        13,940
                                                         ------------  ------------   ------------  ------------
Net income (loss)                                       $     10,976  $      9,480   $    (11,620) $     17,973
                                                         ============  ============   ============  ============
Net income (loss) per share:
    Basic                                               $       0.24  $       0.21   $      (0.26) $       0.41
                                                         ============  ============   ============  ============
    Diluted                                             $       0.23  $       0.21   $      (0.26) $       0.39
                                                         ============  ============   ============  ============
Weighted-average shares outstanding:
    Basic                                                     45,599        44,327         45,426        44,181
                                                         ============  ============   ============  ============
    Diluted                                                   47,819        46,221         45,426        46,091
                                                         ============  ============   ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

                                                                                June 30,      December 31,
                                                                                  2007           2006
                                                                              -------------  -------------
Assets
Current assets:
   Cash and cash equivalents                                                 $      51,868  $      81,939
   Investments                                                                          --        120,214
   Accounts receivable, net                                                         97,157         73,859
   Inventories                                                                      19,077         11,869
   Prepaid expenses and other current assets                                         9,802          7,520
   Deferred tax assets                                                              17,822          6,072
                                                                              -------------  -------------
      Total current assets                                                         195,726        301,473
Property and equipment, net                                                         37,179         27,590
Goodwill                                                                           354,549          4,802
Intangible assets, net                                                             206,042          9,940
Deferred tax assets                                                                     --         14,955
Other assets                                                                       114,054         69,846
                                                                              -------------  -------------
      Total assets                                                           $     907,550  $     428,606
                                                                              =============  =============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                          $      14,073  $      10,447
   Accrued liabilities                                                              75,614         62,980
                                                                              -------------  -------------
      Total current liabilities                                                     89,687         73,427
Deferred rent and other                                                             17,998         10,479
Debt                                                                               401,275             --
Deferred tax liabilities                                                            62,459             --
                                                                              -------------  -------------
      Total liabilities                                                            571,419         83,906
                                                                              -------------  -------------
Commitments and contingencies (Note 9)

Stockholders' equity:
   Common stock, $0.001 par value per share                                             46             45
   Additional paid-in capital                                                      287,481        284,672
   Treasury stock, at cost                                                            (201)          (201)
   Accumulated other comprehensive income                                            2,408          1,607
   Retained earnings                                                                46,397         58,577
                                                                              -------------  -------------
      Total stockholders' equity                                                   336,131        344,700
                                                                              -------------  -------------
      Total liabilities and stockholders' equity                             $     907,550  $     428,606
                                                                              =============  =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                 ----------------------
                                                                                    2007        2006
                                                                                 ----------  ----------
Cash flows from operating activities:
  Net income (loss)                                                             $  (11,620) $   17,973
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Provision for accounts receivable allowances                                       504         398
    Provision for excess and obsolete inventories                                      764         811
    Depreciation and amortization                                                   22,900       3,019
    Loss on disposal of property and equipment                                           3         177
    Deferred tax assets                                                             (3,903)         --
    Tax benefits related to stock-based compensation plans                           4,376         170
    Excess tax benefit related to stock-based compensation plans                    (3,406)     (2,875)
    Stock-based compensation                                                        14,771      13,945
    In-process research and development                                             21,300          --
    Changes in operating assets and liabilities (net of acquired amounts):
       Accounts receivable                                                         (10,271)     (4,840)
       Inventories                                                                   1,689      (2,863)
       Prepaid expenses and other current assets                                     2,371      (2,630)
       Accounts payable                                                              1,099         872
       Accrued liabilities                                                           7,429       5,972
       Other                                                                         5,330       1,494
                                                                                 ----------  ----------
                   Net cash provided by operating activities                        53,336      31,623
                                                                                 ----------  ----------
Cash flows from investing activities:
    Purchase of property and equipment                                             (12,578)     (8,057)
    Acquisition of St. Francis, net of cash acquired                              (527,600)         --
    Nonrefundable deposit for acquisition                                          (40,000)
    Maturities and sales of investments                                            120,215      63,250
    Purchase of investments                                                             --     (56,737)
                                                                                 ----------  ----------
                   Net cash used in investing activities                          (459,963)     (1,544)
                                                                                 ----------  ----------
Cash flows from financing activities:
    Proceeds from term loan, net                                                   416,342          --
    Proceeds from issuance of convertible notes, net                               390,000          --
    Proceeds from credit facility                                                   70,000          --
    Repayment of term loan                                                        (425,000)         --
    Repayment of credit facility                                                   (60,000)         --
    Proceeds from sale of warrants                                                  76,614          --
    Purchase of call options                                                      (112,000)         --
    Proceeds from issuance of common stock                                           3,995       2,982
    Proceeds from exercise of stock options                                         12,756       6,801
    Excess tax benefit related to stock-based compensation plans                     3,406       2,875
                                                                                 ----------  ----------
                   Net cash provided by financing activities                       376,113      12,658
                                                                                 ----------  ----------
Effect of foreign exchange rate changes on cash and cash equivalents                   443         723
                                                                                 ----------  ----------
Net increase (decrease) in cash and cash equivalents                               (30,071)     43,460
Cash and cash equivalents at beginning of period                                    81,939      76,149
                                                                                 ----------  ----------
Cash and cash equivalents at end of period                                      $   51,868  $  119,609
                                                                                 ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1--Organization, Basis of Presentation, and Significant Accounting Policies:

Organization

Kyphon Inc. ("Kyphon" or the "Company") is focused on the design, manufacture and marketing of single-use and implantable medical device products used by spine specialists in minimally invasive procedures for the treatment and restoration of spinal anatomy and the diagnosis of low back pain. The Company is currently commercializing products including its KyphX proprietary balloon technologies for the repair of spinal fractures, the X-STOP Interspinous Process Decompression ("IPD") and Aperius PercLID technologies for the treatment of lumbar spinal stenosis ("LSS") and the Discyphor product line for performing the Functional Anaesthetic Discography ("F.A.D.") procedure to assist in diagnosing the source of low back pain. The Company markets its products through sales representatives in North America and through a combination of sales representatives, distributors and agents in its international markets. The Company is headquartered in Sunnyvale, California, and has subsidiaries in many countries in Europe, as well as in Canada, Japan, Australia and South Africa.

On July 26, 2007, the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Medtronic, Inc., a Minnesota corporation ("Medtronic"), and Jets Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Medtronic ("Merger Sub"), pursuant to which Medtronic will acquire all of the outstanding shares of the Company for $71.00 per share in cash and pursuant to which Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Medtronic (the "Merger") (see Note 12).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements as of that date; however, the accompanying financial statements do not include all annual disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. The results for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any future period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 2006, which was filed with the SEC on February 28, 2007.

Significant Accounting Policies

The Company's significant accounting policies are disclosed in the Company's Form 10-K for the year ended December 31, 2006. Except for the Company's adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") effective January 1, 2007 (see Note 10), the Company's significant accounting policies have not changed significantly as of June 30, 2007.

Reclassification

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation. The reclassification had no impact on the previously reported net income.

NOTE 2--Acquisitions:

St. Francis Medical Technologies, Inc.

On January 18, 2007, the Company acquired all of the fully diluted equity of St. Francis Medical Technologies, Inc. ("St. Francis"), a privately held, California-based company that manufactures the X-STOP IPD System, an interspinous process device for treating LSS that has been approved for marketing by the United States Food and Drug Administration ("FDA") and which carries the CE Mark (a mark that allows the Company to market a product throughout the European Union). The purpose of the St. Francis acquisition was to enter the market for the treatment of LSS in the United States and worldwide. LSS is a narrowing or constriction of the spinal canal, and/or the peripheral passages through which the nerve roots pass, causing impingement on the spinal cord and the nerve roots extending from the spinal cord to the legs. LSS manifests itself primarily during extension (bending backwards) of the spine, and the X-STOP is therefore designed to limit extension at the treated level. The X-STOP technology is complementary to the Company's own extension--limiting technology for the treatment of LSS, the next-generation, percutaneous Aperius PercLID device, which the Company has now commercially launched in Europe.

The total purchase price, excluding transaction costs, of up to $725,280,000 was comprised of $525,280,000 in cash upon closing, plus additional revenue-based contingent payments of up to $200,000,000 payable in either cash or a combination of cash and stock, at the Company's election. The future payments were contingent upon the attainment of certain revenue thresholds during specified periods through June 2008. This additional amount represented contingent consideration for accounting purposes and has not been included in the purchase price equation set out below. Under the terms of the Company's merger agreement entered into in connection with its acquisition of St. Francis, the revenue-based contingent payments of up to $200,000,000 become due after the Company takes action effectuating, approving, or consenting to a change such as the merger with Medtronic. The Company presently anticipates paying the additional consideration to St. Francis' shareholders during 2007, net of any amounts withheld for indemnity claims. Accordingly, this amount will be recognized as additional goodwill. The Company financed the initial transaction, and expects to finance the contingent payments through a combination of cash on hand and debt financing (see Note 8).

The total preliminary purchase price of St. Francis is as follows (in thousands):

Cash                                                    $ 108,938
Debt issued (net)                                         416,342
Estimated direct transaction costs                          5,894
                                                         ---------
Total preliminary purchase price                        $ 531,174
                                                         =========

Preliminary Purchase Price Allocation

The preliminary allocation of the purchase price to St. Francis's tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition as determined by the Company's management. Independent valuation experts assisted the Company in determining the valuation of the intangible assets acquired. Further adjustments to these estimates may be included in the final allocation of the purchase price of St. Francis, if the adjustment is determined within the purchase price allocation period (up to twelve months from the closing date). The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. As of June 30, 2007, the preliminary purchase price has been allocated as follows (in thousands):

Tangible net assets acquired                            $  18,887
Identifiable intangible assets                            205,900
In-process research and development                        21,300
Unearned compensation                                       3,939
Goodwill                                                  349,711
Deferred tax liability, net of deferred tax asset         (68,563)
                                                         ---------
Total preliminary purchase price                        $ 531,174
                                                         =========

The results of operations of St. Francis were included in the Company's consolidated financial statements effective January 18, 2007.

The Company has estimated the fair value of tangible assets acquired and liabilities assumed. These estimates are subject to further review by the Company's management upon completion of the audit of St. Francis consolidated financial statements for the year ended December 31, 2006. As a result of the ongoing analysis of the St. Francis consolidated financial statements, which the Company expects to complete during the three months ended September 30, 2007, adjustments have been made to the tangible net assets acquired. During the three months ended June 30, 2007, such adjustments resulted in increases to accrued liabilities by approximately $1,449,000 and other assets by approximately $907,000, and decreases to the fair value of accounts receivable and inventories acquired from St. Francis by approximately $1,529,000, and $764,000, respectively. Estimated tangible assets acquired and liabilities assumed consist of the following (in thousands):

Cash                                                    $   3,574
Accounts receivable                                        12,957
Inventory                                                   9,677
Prepaid and other current assets                              781
Property and equipment                                        317
Other assets                                                1,513
Accounts payable                                           (2,467)
Accrued liabilities                                        (6,923)
Other long-term liabilities                                  (542)
                                                         ---------
                                                        $  18,887
                                                         =========

Tangible net assets acquired include liabilities for estimated facility exit costs of approximately $472,000, employee severance costs of approximately $141,000 and approximately $2,207,000 of exit costs relating to distributor agreements. Through June 30, 2007, the Company had paid approximately $420,000 of the distributor exit costs and all of the employee severance costs. The Company expects to pay the remaining distributors and to vacate the St. Francis facility by the end of 2007.

The Company has estimated the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach, which included an analysis of the completion costs, cash flows, other required assets and risk associated with achieving such cash flows. No amount of goodwill, if any, is expected to be deductible for tax purposes. The decrease to the fair value of inventories acquired from St. Francis, as a result of the ongoing analysis of the St. Francis consolidated financial statements, had a corresponding increase in cash flows, associated with the reduction of cost of goods sold, underlying the income approach.  The increase in cash flows resulted in an increase to the fair value of the acquired identifiable intangible assets of approximately $1,000,000.  The estimated fair value of the acquired intangible assets, which comprised purchased technology, was approximately $205,900,000 and will be amortized over an estimated useful life of 10 years.

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

The Company recorded unearned compensation of $3,939,000 representing the portion of the cash issuable to certain St. Francis employee shareholders placed in an escrow account and subject to vesting and forfeiture based on continued employment. Amounts vest ratably over a period of two to six months based on continued employment and are being recorded as compensation expense by the Company. During the three and six months ended June 30, 2007, the Company recognized compensation expense of $974,000 and $3,922,000, respectively, relating to the vesting of these escrowed amounts.

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information is based on the respective historical financial statements of the Company and St. Francis. The unaudited pro forma financial information reflects the consolidated results of operations as if the acquisition of St. Francis occurred at the beginning of each period and includes the amortization of the resulting identifiable acquired intangible assets, effects of the estimated write-up of St. Francis inventory to fair value on cost of goods sold, compensation expense related to the vesting of the escrowed purchase consideration, interest expense on the term loan used to finance the acquisition and the related income tax effects. The pro forma data for each of the six month periods ended June 30, 2007 and 2006 also includes a non- recurring charge, consisting of in-process research and development of $21,300,000. The unaudited pro forma financial data presented are not necessarily indicative of the Company's results of operations that might have occurred had the transaction been completed at the beginning of each period, as applicable, and do not purport to represent what the Company's consolidated results of operations might be for any future period (in thousands, except per share amounts).

                                             Six Months Ended
                                                 June 30,
                                          ----------------------
                                            2007         2006
                                          ---------    ---------

Pro forma net sales                     $  275,746   $  212,237
Pro forma net loss                      $  (19,663)  $  (19,235)

Pro forma net loss per share:

Basic                                   $    (0.43)  $    (0.44)
                                          =========    =========
Diluted                                 $    (0.43)  $    (0.44)
                                          =========    =========

Weighted-average shares outstanding:

Basic                                       45,426       44,181
                                          =========    =========
Diluted                                     45,426       44,181
                                          =========    =========

Disc-O-Tech Medical Technologies, Ltd.

On December 20, 2006, the Company entered into two definitive agreements to acquire all of the spine-related product assets and associated intellectual property rights of Disc-O-Tech Medical Technologies, Ltd. and its U.S. subsidiary (collectively, "Disc-O-Tech") in two transactions to be accounted for using the purchase method of accounting. Completion of the first agreement concerning Disc-O-Tech's non-vertebroplasty spine-related assets will enable the Company to further broaden its focus in minimally invasive spine therapies by adding the B-Twin™ Expandable Spinal System technology for minimally invasive fusion in patients with degenerative disc disease in the lumbar and cervical spine, which is CE marked but not presently available in the United States. The first agreement's assets also include Disc-O-Tech's SKy™ Bone Expander System, which is available only outside the United States for use in the treatment of vertebral compression fractures. The second agreement's assets include Disc-O-Tech's vertebroplasty-related Confidence™ Cement System (the "Confidence System"), which would be another option for the treatment of vertebral compression fractures and would be complementary to the Company's existing KyphX technology, depending on a patient's individual needs and a clinician's goals for his or her patients. The Confidence System incorporates a delivery mechanism that is designed to provide controlled injection of putty-like cement, reduce clinician radiation exposure and streamline cement preparation. Both agreements are presently under review by the Federal Trade Commission's (the "FTC") second request process concerning Disc-O-Tech's Confidence assets.

The aggregate estimated purchase price for both agreements, excluding transaction costs, is approximately $220,000,000, plus a contingent payment of up to $20,000,000 payable in cash for the development of future technologies. Upon the signing of the first agreement on December 20, 2006, the Company made a nonrefundable payment of $60,000,000 to Disc-O-Tech, comprised of $20,000,000 in cash and the release of $40,000,000 that was held in escrow. On February 1, 2007, the Company made an additional nonrefundable payment of $40,000,000 to Disc-O-Tech. As of June 30, 2007, pending closing of the acquisition, these aggregate payments of $100,000,000 are presented as a nonrefundable deposit on the accompanying balance sheet within Other Assets. Under the second agreement, the Company will make nonrefundable payments to Disc-O-Tech for an aggregate amount of $120,000,000 in cash on a deferred basis, payable in three equal annual installments beginning in January 2008. An additional $20,000,000 in contingent payments, plus royalties, may also be paid based on the development of further technologies. This additional $20,000,000 represents contingent consideration for accounting purposes. This amount will be recognized as additional purchase price consideration when its payment is finalized. Closing of the acquisitions are subject to clearance by the FTC under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or HSR Act, and there can be no assurance that the FTC will not block the Company's acquisition of all or any of the assets under either agreement, or that they will otherwise permit the Company to complete all or part of the acquisitions. The FTC has issued second requests for information with respect to its review of the Company's acquisition of the Confidence-related assets and the Company has responded to the second requests. The purchase price under both agreements is payable even if regulatory approvals are delayed or not obtained. The Company will complete the closing of the acquisitions as soon as practicable after any receipt of regulatory approvals. If either or both regulatory approvals are not obtained, the Company may receive benefit from divestiture or license to third parties of some or all of the assets proposed to be acquired. The Company presently anticipates that the first agreement, concerning the non-vertebroplasty assets, will close during the third fiscal quarter of 2007. The Company is presently discussing with the FTC how to proceed on the agreement concerning Disc-O-Tech's vertebroplasty assets, including a proposed Consent Decree that would likely result in the Company divesting most, and potentially all, of the assets encompassed by that agreement.  While the Company will still be obligated to pay Disc-O-Tech for the vertebroplasty assets if it divests them, there is no assurance as to what portion of their investment the Company will recoup in a divestiture. Due to the uncertainties inherent in this process, the Company cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss. No provision for any liability that may result upon resolution of this matter has been made in the accompanying financial statements.

NOTE 3--Stock-Based Compensation:

Stock Plans

The Company reserved shares of common stock for issuance under the 1996 Stock Incentive Plan (the "1996 Plan"). Under the 1996 Plan, the Board of Directors was authorized to issue incentive stock options to employees and nonqualified stock options to consultants or employees of the Company. The 1996 Plan is inactive, and no shares have been granted under the 1996 Plan since 2002. Upon adoption of the 2002 Stock Plan, all shares previously available for grant under the 1996 Plan were transferred to the 2002 Stock Plan. Any cancellations thereafter from the 1996 Plan are automatically added back to the 2002 Stock Plan.

In April 2002, the Board of Directors adopted the 2002 Stock Plan, which was also approved by the Company's stockholders in April 2002. The 2002 Stock Plan, which will terminate no later than 2012, provides for the granting of incentive stock options to employees and nonqualified stock options and stock purchase rights to employees, directors and consultants. In April 2007, the Board of Directors adopted an amended and restated 2002 Stock Plan, which was approved by the Company's stockholders at the Company's 2007 annual meeting of stockholders on June 14, 2007. The amended and restated 2002 Stock Plan was adopted for purposes of ensuring the Company's ability to deduct, for tax purposes, compensation issued under the 2002 Stock Plan to certain of its executives pursuant to Section 162(m) of the Internal Revenue Code and to remove the Company's ability to reprice options issued under the 2002 Stock Plan without first seeking stockholder approval for such repricing. To date, no repricings have occurred.

In April 2002, the Board of Directors adopted the 2002 Director Option Plan. The 2002 Director Option Plan, which will terminate no later than 2012, provides for the granting of nonqualified stock options to non-employee directors. At June 30, 2007, 133,000 shares of common stock remained reserved for future issuance under the 2002 Director Option Plan.

For the 2002 Director Option Plan and the amended and restated 2002 Stock Plan, the Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and exercise price (which cannot be less than the estimated fair market value at the date of grant for incentive stock options or 85% of the estimated fair market value for nonqualified stock options). If an employee owns stock representing more than 10% of the outstanding shares, the exercise price of any incentive stock option shall be at least 110% of estimated fair market value, as determined by the Board of Directors. The options are exercisable at times and increments as specified by the Board of Directors, and generally expire ten years from the date of grant.

Pursuant to the terms of the Merger Agreement recently executed with Medtronic, the 2002 Stock Plan will remain outstanding and will continue to govern the terms of options and other equity-based compensation awards held by employees and non-employees that are unvested at the effective time of the Merger (the "Effective Time") and assumed by Medtronic pursuant to the Merger Agreement. Pursuant to the terms of the Merger Agreement with Medtronic, all vested options held by employees and consultants and all vested and unvested options held by non-employee directors will be canceled in exchange for the right to receive in cash the amount by which $71.00 per share exceeds the exercise price at the Effective Time of the Merger. At the Effective Time of the Merger, the Company will recognize compensation expense associated with the unvested options held by non-employee directors. In addition, the Company has previously entered into, or prior to the Effective Time will enter into, change of control severance agreements with each of its executive officers as well as with other senior management. These agreements provide that if such individual's employment is terminated within ninety days preceding a change of control or twelve months following a change of control for reasons other than cause, disability, or death or by the individual for good reason (as defined in the change of control severance agreement) than, amongst other benefits, all restrictions on any outstanding equity incentive awards granted to the individual will terminate and the awards will become fully vested and immediately exercisable. The Company will recognize compensation expense associated with the acceleration of any unvested stock options or restricted stock units in the case of an individual terminated in accordance with the terms of the change of control severance agreement.

Employee Stock Purchase Plans

During 2006, the Company offered an Employee Stock Purchase Plan (the "2002 ESPP") under which eligible employees were permitted to purchase common stock at a discount through payroll deductions. The 2002 ESPP contained consecutive, overlapping twenty-four month offering periods. Each offering period included four six-month purchase periods. The price of the common stock purchased was the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The Company issued approximately 157,000 shares of common stock under the 2002 ESPP during the six months ended June 30, 2007.

In June 2006, the Company's stockholders approved the termination of the 2002 ESPP, effective after the February 1, 2007 purchase date, and the adoption of the 2007 Employee Stock Purchase Plan (the "2007 ESPP"). The 2007 ESPP took effect on February 1, 2007 and the 2002 ESPP automatically terminated after the final purchases under the 2002 ESPP were made on that date.  The 2007 ESPP reduces the "look-back" period available under any offering by eliminating the 24-month "look-back" period available under the 2002 ESPP and replacing it with a six-month "look-back" period.  The price of the common stock purchased under the 2007 ESPP is the lower of 85% of the fair market value of the common stock at the beginning or at the end of each six month offering period. The maximum number of shares authorized for sale under the 2007 ESPP is 1,000,000. The Board of Directors may amend, suspend or terminate the 2007 ESPP at any time.

Pursuant to the terms of the Merger Agreement recently executed with Medtronic, the 2007 ESPP shall terminate upon closing of the transaction with Medtronic, which is presently anticipated to occur during the first fiscal quarter of 2008. All payroll deductions made during any offering period that is in progress at the time of the termination of the 2007 ESPP, will be refunded to participants pursuant to the terms of the Merger Agreement with Medtronic. As the cancellation of the purchase period will not be accompanied by a concurrent replacement grant, any unrecognized compensation cost will be recognized at the Effective Time for cancelled awards.

Valuation and Expense Information

The Company accounts for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases based on estimated fair values. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period for each separately vesting tranche of the award.  Employee stock-based compensation expense recognized for the three and six months ended June 30, 2007 was approximately $7,009,000 and $13,549,000, respectively. For the same periods in 2006, employee stock-based compensation expense recognized was approximately $6,927,000 and $13,344,000, respectively.

The Company estimates the value of employee stock options on the date of grant using a binomial-lattice model. The binomial- lattice model used by the Company to value employee stock options on the date of grant considers a range of assumptions related to volatility, risk-free interest rate and employee exercise behavior. Expected volatilities are based on a blend of implied market volatilities, historical and peer group volatilities. The risk-free rate is derived from the U.S. Treasury zero-coupon yield curve in effect at the time of grant over the contractual term of the option. The binomial-lattice model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial-lattice model and represents the period of time that options granted are expected to be outstanding.

The effect of employee stock-based compensation expense recognized was as follows (in thousands, except per share amounts):

                                                Three Months Ended            Six Months Ended
                                                     June 30,                     June 30,
                                            ------------------------     --------------------------
                                              2007          2006            2007           2006
                                            ---------    -----------     -----------    -----------
Stock-based compensation by type of award:
      Employee stock options              $    6,436   $      5,634    $     12,626   $     11,489
      Employee stock purchase plan               600          1,278           1,137          2,050
      Net amount capitalized as inventory
         and construction-in-progress            (27)            15            (214)          (195)
                                            ---------    -----------     -----------    -----------
Total stock-based compensation expense         7,009          6,927          13,549         13,344
Tax effect on stock-based compensation        (2,178)        (2,221)         (5,119)        (4,298)
                                            ---------    -----------     -----------    -----------
Net effect on net income (loss)           $    4,831   $      4,706    $      8,430   $      9,046
                                            =========    ===========     ===========    ===========

As of June 30, 2007, stock-based compensation expense of $214,000 was capitalized as follows: $103,000 and $111,000 within inventory and construction-in-process, respectively. As of December 31, 2006, stock-based compensation expense of approximately $150,000 was capitalized within inventory.

The following table shows total employee stock-based compensation expense for the three and six months ended June 30, 2007 and 2006 (in thousands):

                                   Three Months Ended          Six Months Ended
                                      June 30,                    June 30,
                               ----------------------      ----------------------
                                 2007         2006           2007         2006
                               ---------    ---------      ---------    ---------
Cost of goods sold           $      411   $      393     $      582   $      557
Research and development          1,117          943          2,193        1,902
Sales and marketing               2,840        2,926          5,647        5,529
General and administrative        2,641        2,665          5,127        5,356
                               ---------    ---------      ---------    ---------
                             $    7,009   $    6,927     $   13,549   $   13,344
                               =========    =========      =========    =========

Valuation Assumptions

The determination of the fair value of the Company's employee stock options granted and employee stock purchase rights have been estimated using the following weighted-average assumptions:

                                        Three Months Ended       Six Months Ended
                                              June 30,               June 30,
                                     ----------------------  ----------------------
                                        2007        2006        2007        2006
                                     ----------  ----------  ----------  ----------
Stock option plan:
   Risk-free interest rate                4.71%       5.05%       4.76%       4.81%
   Expected volatility                      43%         45%         43%         45%
   Expected life (in years)               5.08        5.10        5.08        5.09
   Dividend yield                           --          --          --          --
   Fair value per option granted        $17.32      $14.95      $17.27      $14.98

Stock purchase plan:
   Risk-free interest rate               *           *            5.16%       4.59%
   Expected volatility                   *           *              47%         38%
   Expected life (in years)              *           *            0.58        1.23
   Dividend yield                        *           *              --          --
   Fair value per share purchased        *           *          $13.80      $13.42

*   No ESPP purchases during the three months ending June 30, 2007 and 2006.

As of June 30, 2007, the Company had an unrecorded stock-based compensation balance related to stock options of approximately $20,729,000 after estimated forfeitures, which will be recognized over an estimated weighted-average remaining requisite service period of 2.5 years.  As of June 30, 2007, the unrecorded stock-based compensation balance related to employee stock purchase rights was $409,000, which will be recognized over the next two months. During the six months ended June 30, 2007, the Company granted approximately 444,000 stock options with an estimated total grant-date fair value of approximately $7,660,000.

Activities under the 2002 Director Option Plan, the 2002 Stock Plan and the 1996 Plan, the (collectively, the "Plans") are as follows:

                                                    Options Outstanding
                                                   ----------------------
                                                                Weighted
                                       Shares                   Average
                                      Available    Number of    Exercise
                                      for Grant      Shares      Price
                                     -----------   ----------  ----------
Balances, January 1, 2007             1,114,661    7,662,861  $    26.06

Options granted                        (443,600)     443,600       46.70
Options exercised                            --     (634,277)      20.11
Options cancelled/expired/forfeited     174,671     (174,671)      34.75
                                     -----------   ----------  ----------

Balances, June 30, 2007                 845,732    7,297,513  $    27.62
                                     ===========   ==========  ==========

Non-Employee Stock-Based Compensation

The Company accounts for equity instruments issued to or held by non-employees at their fair value on the measurement date. In connection with the change of status from employee to consultant for certain employees, the Company allowed for the continued vesting of equity instruments over the designated consulting period. The Company uses the Black-Scholes option pricing model to measure the value of the options granted to or held by non-employees at each vesting date to determine the appropriate charge to stock-based compensation. The options generally vest ratably over the applicable service period of two to four years. The values attributable to these options have been amortized over the service period on a graded vesting method. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The Company recognized stock- based compensation expense related to non-employee options as follows (in thousands):

                                Three Months Ended     Six Months Ended
                                     June 30,               June 30,
                              --------------------   --------------------
                                  2007       2006        2006       2006
                              ---------  ---------   ---------  ---------
Research and development     $     395  $      42   $   1,008  $      82
Sales and marketing                 --        167          --        324
                              ---------  ---------   ---------  ---------
                             $     395  $     209   $   1,008  $     406
                              =========  =========   =========  =========

NOTE 4--Net Income (Loss) Per Share:

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock shares outstanding for the period. Diluted net income (loss) per share is computed based upon the weighted-average number of common shares and giving effect to all potential dilutive common share equivalents outstanding during the period. Common share equivalents include stock options, employee stock purchase rights, warrants and potential issuances of common stock under the assumed conversion of the Company's Convertible Senior Notes utilizing the treasury method. Common share equivalents are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on net income per share and, accordingly, are excluded from the calculation. When there is a net loss, other potentially dilutive common share equivalents are not included in the calculation of net loss per share since their inclusion would be anti-dilutive. In addition, common share equivalents related to the Company's Convertible Senior Notes are anti-dilutive when the market price of the Company's stock is below the conversion price of the Convertible Senior Notes and, therefore, are excluded from the calculation. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

                                                             Three Months Ended            Six Months Ended
                                                                   June 30,                    June 30,
                                                         --------------------------   --------------------------
                                                             2007          2006           2007          2006
                                                         ------------  ------------   ------------  ------------
Net income (loss)                                       $     10,976  $      9,480   $    (11,620) $     17,973
                                                         ============  ============   ============  ============

Basic weighted-average shares outstanding                     45,599        44,327         45,426        44,181
Dilutive effect of:
    Options to purchase common stock                           2,220         1,894             --         1,910
                                                         ------------  ------------   ------------  ------------
Diluted weighted-average shares outstanding                   47,819        46,221         45,426        46,091
                                                         ============  ============   ============  ============

Net income (loss) per share:
    Basic                                               $       0.24  $       0.21   $      (0.26) $       0.41
                                                         ============  ============   ============  ============
    Diluted                                             $       0.23  $       0.21   $      (0.26) $       0.39
                                                         ============  ============   ============  ============

For the three months ended June 30, 2007 and 2006, respectively, 389,000 and 1,736,000 options outstanding were not included in the computation of diluted net income per share for the Company because the effect would be anti-dilutive. For the six months ended June 30, 2007, all potential dilutive common share equivalents were excluded from the calculation of net loss per share since their inclusion would be anti-dilutive. Potential dilutive common share equivalents comprised outstanding options of 2,145,000 and employee stock purchase rights of 12,000. The Company's Convertible Senior Notes are anti-dilutive as the market price of the Company's stock is below the conversion price of the Convertible Senior Notes as of June 30, 2007. For the six months ended June 30, 2006, 1,603,000 outstanding options were excluded from the calculation of diluted net income per share since their inclusion would have been anti-dilutive.

NOTE 5--Comprehensive Income (Loss):

The changes in the components of other comprehensive income (loss) for the periods presented are as follows (in thousands):

                                                             Three Months Ended            Six Months Ended
                                                                  June 30,                     June 30,
                                                         --------------------------   --------------------------
                                                             2007          2006           2007          2006
                                                         ------------  ------------   ------------  ------------
Net income (loss)                                       $     10,976  $      9,480   $    (11,620) $     17,973
Changes in unrealized gains on available-for-sale
    investments, net of taxes                                     --            41             (1)           41
Translation adjustments                                          523         1,488            803         2,171
                                                         ------------  ------------   ------------  ------------
Total comprehensive income (loss)                       $     11,499  $     11,009   $    (10,818) $     20,185
                                                         ============  ============   ============  ============

The components of other comprehensive income (loss) are as follows (in thousands):

                                                                                June 30,      December 31,
                                                                                  2007           2006
                                                                              -------------  -------------
Unrealized losses on available-for-sale investments, net of taxes            $          (1) $           1
Translation adjustments                                                              2,409          1,606
                                                                              -------------  -------------
                                                                             $       2,408  $       1,607
                                                                              =============  =============

NOTE 6--Inventories:

Inventories consisted of the following, including $7,137,000 of X-Stop product inventory as of June 30, 2007 (in thousands):

                                       June 30,     December 31,
                                         2007          2006
                                     ------------  ------------
Raw materials                       $      2,227  $      4,178
Work-in-process                            4,245         2,850
Finished goods                            12,605         4,841
                                     ------------  ------------
                                    $     19,077  $     11,869
                                     ============  ============

NOTE 7--Goodwill and Intangible Assets:

Changes in the carrying amount of goodwill during the respective periods are as follows (in thousands):

                                      Six Months       Year
                                        Ended         Ended
                                       June 30,     December 31,
                                         2007          2006
                                     ------------  ------------
Goodwill, beginning of the year     $      4,802  $      4,310
Acquisition of St. Francis               349,711            --
Foreign currency translation                  36           492
                                     ------------  ------------
Goodwill, end of the period         $    354,549  $      4,802
                                     ============  ============

The components of the Company's intangible assets are as follows (in thousands):

                                                                   June 30, 2007
                                     ------------------------------------------------------------------------
                                        Gross        Foreign
                                       Carrying      Currency       Accumulated                 Amortization
                                        Amount     Translation      Amortization       Net         Period
                                     ------------  ------------     ------------   ------------ ------------
Purchased technology                $    216,921  $         --     $    (10,905)  $    206,016    10 years
Patent                                       142            30             (146)            26    5 years
                                     ------------  ------------     ------------   ------------
Total other intangibles             $    217,063  $         30     $    (11,051)  $    206,042
                                     ============  ============     ============   ============

                                                                December 31, 2006
                                     ------------------------------------------------------------------------
                                        Gross        Foreign
                                       Carrying      Currency       Accumulated                 Amortization
                                        Amount     Translation      Amortization       Net         Period
                                     ------------  ------------     ------------   ------------ ------------
Purchased technology                $     11,000  $         --     $     (1,100)  $      9,900    10 years
Patent                                       142            30             (132)            40    5 years
                                     ------------  ------------     ------------   ------------
Total other intangibles             $     11,142  $         30     $     (1,232)  $      9,940
                                     ============  ============     ============   ============

Amortization expense for the three months ended June 30, 2007 and 2006 was approximately $5,404,000 and $283,000, respectively. Amortization expense for the six months ended June 30, 2007 and 2006 was approximately $9,819,000 and $566,000, respectively. Based on the intangible assets balance at June 30, 2007, the Company expects to recognize amortization expense of approximately $10,912,000 for the remaining six months of fiscal 2007, approximately $21,698,000 in 2008, approximately $21,693,000 for each year from 2009 through 2014, approximately $21,691,000 in 2015, approximately $20,590,000 in 2016, and approximately $993,000 in 2017.

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

The Credit Agreement provides for a $250,000,000 senior secured revolving credit facility (the "Revolving Credit Facility"), maturing October 20, 2011, which can be expanded to $300,000,000 under certain circumstances. The Revolving Credit Facility includes a $50,000,000 sublimit for the issuance of standby U.S. dollar letters of credit, a $25,000,000 sublimit for U.S. dollar swingline loans and a $100,000,000 sublimit for multicurrency borrowings. In connection with the Revolving Credit Facility, as amended, the Company has capitalized aggregate debt issuance costs within Other Assets of approximately $3,200,000 which are being amortized over the term of the facility. The Credit Agreement also provided for a $425,000,000 term loan facility maturing seven years from the closing date (the "Term Loan Facility" and together with the Revolving Credit Facility, the "Facility"). The Company may terminate or permanently reduce the commitments available under the Revolving Credit Facility and prepay the Term Loan Facility without premium or penalty at any time.

The Facility was used by the Company to finance the acquisition of St. Francis, (the "Acquisition") and may be used for general corporate purposes including acquisitions, capital expenditures, working capital and other purposes. In addition to certain initial fees, the Company is obligated to pay a commitment fee of 0.25-0.50% per annum (such range of limits being related to the consolidated leverage ratio of the Company) based on the total revolving commitment available to be drawn, which is payable quarterly in arrears. In January 2007, in connection with the Acquisition, the Company borrowed $425,000,000 under this Facility. In connection with the Term Loan Facility, the Company incurred underwriting fees and expenses of $7,480,000. These costs were classified as a debt discount and were being accreted to interest expense over the life of the Term Loan Facility. Debt issuance costs of approximately $655,000 were capitalized within Other Assets and were subject to amortization over the term of the facility. In February 2007, the Company repaid the outstanding balance of the Term Loan Facility with the proceeds from the Convertible Senior Notes offering and borrowings under the Revolving Credit Facility. As a result of the full repayment of the Term Loan Facility the Company fully amortized the associated debt issuance costs and debt discount of approximately $8,135,000 to interest expense in the three months ended March 31, 2007.

Under the terms of the Company's merger agreement entered into in connection with its acquisition of St. Francis, the revenue- based contingent payments of up to $200,000,000 become due after the Company takes action effectuating, approving, or consenting to a change such as the merger with Medtronic. The Company expects to finance the contingent payments through a combination of cash on hand and debt financing. Once the payments become due, to the extent the Company chooses to fund such payments under the Revolving Credit Facility, the Company intends to enter into an amendment with the Lenders under the Revolving Credit Facility to waive any defaults associated with the contingent payments, and to allow it to borrow under such facility to make these payments. The Company anticipates paying the additional consideration to the St. Francis shareholders during 2007, net of any amounts withheld for indemnity claims. There is no guarantee that the Company will be able to obtain such waiver, however, management currently believes the Company will be able to amend the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest at Base Rate plus 0.25-1.25% or LIBOR plus 1.25-2.25% (such range of limits being related to the consolidated leverage ratio of the Company). Letter of credit fees are based on the LIBOR loan margins.

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

Convertible Senior Notes

In February 2007, the Company issued $200,000,000 aggregate principal amount of Convertible Senior Notes due 2012 (the "2012 Notes") and $200,000,000 aggregate principal amount of Convertible Senior Notes due 2014 (the "2014 Notes"), collectively, the "notes". Interest on 2012 Notes will be paid semiannually at a rate of 1.00% per year and interest on 2014 notes will be paid semiannually at a rate of 1.25% per year. Both the 2012 Notes and the 2014 Notes will be convertible into cash up to the principal amount, and if applicable, shares of common stock in respect of any conversion value above the principal amount, based on an initial conversion rate of 17.1951 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $58.16 per share. The notes may be converted by the holders only under the following circumstances: (1) during any fiscal quarter beginning after June 30, 2007 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price; (2) during the five business-day period after any five consecutive trading-day period (the "Measurement Period") in which the trading price per $1,000 principal amount of note for each day of such Measurement Period was less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate on each such day; (3) upon the occurrence of certain specified corporate transactions; and (4) with respect to the 2012 Notes, at any time on or after December 1, 2011, and with respect to the 2014 Notes, at any time on or after December 1, 2013, in each case through the third business day preceding the applicable maturity date.

The conversion rate will be subject to adjustment in some events but will not be adjusted for accrued interest. Upon conversion, the Company will pay cash and shares of common stock, if any, based on a daily conversion value calculated during a 30 trading-day observation period.

The notes rank equal in right of payment to all of the Company's other existing and future senior unsecured indebtedness. The notes will rank senior in right of payment to all of the Company's existing and future subordinated indebtedness and effectively subordinated in right of payment to all of its subsidiaries' obligations (including secured and unsecured obligations) and subordinated in right of payment to its secured obligations to the extent of the assets securing such obligation.

In connection with the sale and issuance of the notes the Company incurred underwriting commissions of $10,000,000 which are reflected as a debt discount and will be accreted to interest expense over the respective terms of the notes.

The Company has entered into a registration rights agreement under which it agreed, subject to certain conditions, to file a shelf registration statement covering the resale by holders of the notes and the common stock issuable upon conversion of the notes. Under the terms of the registration rights agreement, if the shelf registration statement is not filed or effective within a defined time period, the Company is subjected to additional interest penalties. As of June 30, 2007, the Company has not filed its shelf registration statement and, therefore, has accrued additional interest of approximately $153,000.

In connection with the offering, the Company entered into convertible note hedge transactions with affiliates of the initial purchasers. These transactions are intended to reduce the potential dilution to the Company's stockholders upon any future conversion of the notes. The call options, which cost an aggregate $112,000,000, were recorded as a reduction of additional paid-in capital. The Company also entered into warrant transactions concurrently with the offering, pursuant to which it sold warrants to purchase its own common stock to the same counterparties that entered into the convertible note hedge transactions. The convertible note hedge and warrant transactions effectively will increase the conversion price of the convertible notes to approximately $75.04 per share of the Company's common stock. Proceeds received from the issuance of the warrants totaled approximately $77,000,000 and were recorded as an addition to additional paid-in capital.

In February 2007, the Company used the remaining proceeds of approximately $355,000,000 net of underwriting costs and the hedge and warrant transactions, together with borrowings under the Revolving Credit Facility, to retire the $425,000,000 Term Loan Facility incurred to complete the acquisition of St. Francis.

In connection with the Merger Agreement the Company entered into on July 26, 2007 with Medtronic and Merger Sub, under Article 12 of the Indenture governing the notes, the Company will be required to deliver a notice to the holders of the notes at least 35 Scheduled Trading Days (as defined in the Indenture) prior to the anticipated effective date of the Merger. Following delivery of the notice, holders will have the ability to convert their notes, during a specified window period, for a number of shares and an amount of cash set forth in the Indenture, which amounts will become due on or about 35 Scheduled Trading Days following a holder's delivery of a conversion notice, or compliance with DTC's conversion procedures, as applicable. Under Article 11 of the Indenture, the Company will also have certain obligations to repurchase the notes at the option of the holders following the Merger.

NOTE 9--Commitments and Contingencies:

In November 2005, Dr. Harvinder Sandhu, an orthopaedic surgeon, and the Company filed suit in federal district court in Memphis, Tennessee against Medtronic Sofamor Danek ("MSD") and several other related corporate entities seeking damages and injunctive relief in connection with MSD's Arcuate XP product. Medtronic counterclaimed against Dr. Sandhu and the Company for various breach of contract claims. The Company is also presently asserting four of its U.S. patents (numbers 4,969,888, 5,108,404, 6,235,043, and 6,863,672) against MSD's Arcuate XP product. Although trial was set for March 2008, all proceedings have now been stayed indefinitely in light of the Merger Agreement executed in July 2007 by Medtronic to acquire the Company. The Company anticipates the stay will remain in place pending the earlier of the termination of the Merger Agreement or closing of the transaction (see Note 12). No provision for any liability that may result upon resolution of this matter has been made in the accompanying financial statements.

In April 2006, MSD and several related entities filed suit against the Company in federal district court in the Northern District of California, alleging that the Company's KyphX vertebral bone tamps and/or related products infringe what presently constitute four balloon catheter patents (numbers 4,820,349, 5,759,191, 6,179,856 and 5,759,173). Although trial was scheduled for January 2008 and a Markman hearing was conducted in April 2007 to determine the scope of the four asserted patents, all proceedings have now been stayed indefinitely in light of the definitive Merger Agreement executed in July 2007 by Medtronic to acquire the Company. The Company anticipates the stay will remain in place pending the earlier of the termination of the Merger Agreement or closing of the transaction (see Note 12). No provision for any liability that may result upon resolution of this matter has been made in the accompanying financial statements.

During 2005, a U.S. Attorney's Office ("USAO") in New York received a complaint, which the Company believes is a qui tam complaint, that alleges impropriety in the Company's business. Qui tam is a provision under the False Claims Act ("FCA") (31 U.S.C. 3729 et seq.), which allows for a private individual, sometimes known as a whistleblower, with alleged knowledge of past or present fraud on the U.S. federal government to bring suit on behalf of the government. Although no subpoena has been issued to the Company in connection with this complaint, the USAO is investigating the Company's sales and marketing practices, including how the Company's sales representatives communicated with customers in the past regarding the Medicare reimbursement available to hospitals and the appropriate site-of-service for using the Company's products in surgical procedures. The USAO has asked to review some of the Company's documentation relevant to the investigation, most of which the Company has already produced, and has interviewed many of the Company's former employees and some of its customers regarding the issues being investigated. In determining whether certain third parties who are not under the Company's control have any relevant documents, the USAO issued an administrative subpoena to one of the Company's directors and two of its shareholders. The Company continues to believe it is in substantial compliance with the healthcare laws applicable to it. Even though the Company has not received a subpoena regarding the complaint or its allegations, it has voluntarily cooperated with the USAO throughout the investigation, through the production of documents and management interviews, and continues to engage in discussions to permit the USAO to develop an informed opinion on how to resolve its investigation.  The USAO and the Company are presently in discussions regarding a potential resolution of this matter and the Company believes an initial settlement demand from the USAO may issue in the next several weeks based on the USAO's apparent belief, with which the Company disagrees, that some of the Company's past conduct violated the FCA. The nature and potential timing of any resolution remain uncertain at this time, but could, among other things, require monetary payments and include the potential for additional governmental oversight. Although Medtronic, Inc.'s obligation to acquire the Company under the recently announced Merger Agreement is not conditioned on the USAO investigation be resolved in the Company's favor, resolved without a monetary payment or additional governmental oversight, or resolved at all before closing of the transaction, the Company will need Medtronic's consent to resolve the ongoing USAO investigation if the Company is able to reach an acceptable agreement with the government and decides that it would like to resolve the matter before the transaction has closed. Although the Company believes it has cooperated, and presently intends to continue to cooperate, fully with the USAO inquiry, discussions are ongoing with respect to any resolution and there can be no assurance that the Company will enter into a consensual resolution of this matter. If the Company is unable to reach a consensual resolution with the USAO or decide that a consensual resolution is not in the Company's best interest, the Company may seek to defend itself through other means, including litigation. At this time, the Company does not know whether the investigation itself, including the contact with the Company's customers, or any eventual outcome will have a material adverse impact on its business, and the Company can make no assurances regarding any future path the USAO or any related lawsuit may take. Due to the uncertainties inherent in this process, the Company cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss. Accordingly, no provision for any liability that may result upon resolution of this matter has been made in the accompanying financial statements.

In June 2006, a lawsuit was filed against the Company in federal district court in the Northern District of California that presently involves seven of the Company's current and former female U.S.-based sales employees. The lawsuit alleges, among other things, that the Company has engaged in gender discrimination and retaliation against plaintiffs, and also contends that they and their lawyers should be permitted to represent an alleged class of all of the Company's present and former female Spine Education Specialists, Spine Associates and Spine Consultants because all of those women were also allegedly discriminated against on account of their gender.  Although the plaintiffs originally claimed that they were due assorted damages of at least $100,000,000, several elements of their original complaint have now been dismissed or stricken with prejudice as a result of motion practice by the Company, which would significantly reduce any possible monetary recovery available from the Company in the event they were to prevail. The class allegation portions of their presently amended complaint remain subject to challenge by the Company through a pending motion to dismiss. The case remains in its early stages; no answer has yet been filed, no trial date has been set and only very limited discovery has occurred. Although the Company intends to vigorously defend plaintiffs' lawsuit, this lawsuit threatens its reputation and subjects the Company to potential liability for significant damages. While the Company believes it has multiple meritorious defenses to this action, it cannot provide assurance that it ultimately will prevail on any issue in the litigation or that the Company will be able to successfully defend against plaintiffs' charges. Failure to successfully defend against this action could harm the Company's business, financial condition and operating results. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss. No provision for any liability that may result upon resolution of this matter has been made in the accompanying financial statements.

From time to time, the Company may become involved in litigation relating to additional claims arising from the ordinary course of business. Management of the Company does not believe the final disposition of these matters will have a material adverse affect on the financial position, results of operations or cash flows of the Company.

NOTE 10--Provision for Income Taxes:

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

The Company adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $560,000 increase in liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of June 30, 2007, the Company has unrecognized tax benefits of approximately $7,827,000 compared with approximately $6,349,000 as of January 1, 2007, representing an increase of approximately $1,478,000 during the six months ended June 30, 2007 related to the St. Francis acquisition. Of the total unrecognized tax benefits, $3,937,000 if recognized would result in a reduction of the Company's effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations within the next 12 months. The Company is subject to audit by the IRS and California Franchise Tax Board for all years since inception.

The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. For the six months ended June 30, 2007, the Company recognized approximately $283,000, respectively, in potential interest and penalties with respect to unrecognized tax benefits.

Provision for income taxes was $9,210,000 at an effective tax rate of 45.6% for the three months ended June 30, 2007 as compared to $7,390,000 at an effective tax rate of 43.8% for the same period in 2006. Provision for income taxes was $7,930,000 at an effective tax rate of -214.9% for the six months ended June 30, 2007 as compared to $13,940,000 at an effective tax rate of 43.7% for the same period in 2006. The effective tax rate for the three and six months ended June 30, 2007 reflects the impact of the in- process research and development charge related to the St. Francis acquisition, which is nondeductible for tax reporting purposes.

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

In February 2007, the FASB issued SFAS No. 159, "Fair Value Option For Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires the fair value of the assets and liabilities that the company has chosen to fair value be shown on the face of the balance sheet. SFAS No. 159 also requires companies to provide additional information to enable users of the financial statements to understand the company's reasons for electing the fair value option and how changes in the fair values affect earnings for the period. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, SFAS No. 159 may have on its financial position and operating results.

In June 2007, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 07-3, "Accounting for nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities" ("EITF No. 07-3"). EITF No. 07-3 requires nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the potential impact, if any, EITF No. 07-3 may have on its financial position and operating results.

NOTE 12-Subsequent Events:

On July 26, 2007, the Company, Medtronic and Merger Sub entered into the Merger Agreement, pursuant to which Medtronic will acquire all of the outstanding shares of the Company for $71.00 per share in cash and pursuant to which Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Medtronic.

On the terms and subject to the conditions of the Merger Agreement, which has been unanimously approved by the Board of Directors of each of Medtronic and the Company, at the Effective Time of the Merger, and as a result thereof, each share of common stock, par value $0.001, of the Company ("Kyphon's Common Stock") that is issued and outstanding prior to the Effective Time (other than shares held by the Company, Medtronic or their subsidiaries, which will be canceled without payment of any consideration, and shares for which appraisal rights have been validly exercised and not withdrawn) will be converted into the right to receive $71.00 in cash, without interest (the "Merger Consideration"). Each outstanding option to purchase Kyphon's Common Stock that is held by non-employee directors, or vested and exercisable as of the Effective Time and held by employees or non-employees, will be canceled in exchange for the right to receive in cash the amount by which the Merger Consideration exceeds the exercise price. Each outstanding option to acquire Kyphon's Common Stock that is not vested and exercisable as of the Effective Time that is held by an employee or non-employee, will remain outstanding and will be converted into the right to acquire a number of shares of Medtronic common stock as determined by reference to the Merger Consideration and the trading price of Medtronic common stock for the ten trading days prior to the Effective Time. Unvested restricted stock and restricted stock units will also be assumed on the basis described in the Merger Agreement. Unvested securities will be fully accelerated upon an employee's termination without cause or upon effective termination, i.e. resignation for "good reason," within twelve months after the Effective Time.

Medtronic and the Company have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants that: (i) the Company will conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the Effective Time, (ii) the Company will not engage in certain kinds of transactions during such period, (iii) the Company will cause a meeting of the Company's stockholders to be held to consider adoption of the Merger Agreement, (iv) subject to certain customary exceptions, that the Board of Directors of the Company will recommend adoption by its stockholders of the Merger Agreement and (v) Medtronic and the Company will use their respective reasonable best efforts to make any required filings under applicable U.S. and foreign antitrust laws and will each use its respective reasonable best efforts to obtain any required consents, approvals or the expiration of any applicable waiting periods under such laws and, if any objections are asserted under such laws, to use its reasonable best efforts to resolve such objections. The Company has also made certain additional customary covenants, including, among others, covenants not to: (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions concerning or provide confidential information in connection with any proposals for alternative business combination transactions.

Consummation of the Merger is subject to customary conditions, including (i) approval of the holders of a majority of the outstanding shares of the Company's Common Stock, (ii) absence of any law or order prohibiting the consummation of the Merger and (iii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR"), and the applicable waiting periods under certain foreign antitrust laws and obtaining any required approvals or clearances under such laws, and other customary conditions. Given the ongoing discussions with the Federal Trade Commission ("FTC") concerning the proposed transactions with Disc-O-Tech and the FTC's resulting familiarity with its business, the Company presently believes the FTC, not the Department of Justice, will also have responsibility for reviewing our HSR filing concerning the proposed transaction with Medtronic. The Company anticipates making the HSR filing during the third quarter of 2007.

The Merger Agreement contains certain termination rights for both Medtronic and the Company, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, the Company would be required to pay Medtronic a termination fee of $95,000,000.

Also, in July 2007, the Company purchased a 19,200 square-foot building in Huntersville, North Carolina for approximately $1,344,000, which will become a U.S. distribution center.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, those concerning our intentions, beliefs and expectations regarding our future growth, levels of expenses and operating results; our proposed merger with Medtronic Inc. ("Medtronic"), which may be delayed, impaired or prevented for reasons such as unexpected delays in obtaining regulatory approvals, failure to obtain approval of holders of our common stock or other reasons; developments in Medicare and third-party payor coverage and reimbursement of our products; the timing and success of our clinical trials and regulatory submissions; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements; our expectations regarding our revenues and customers; our distributors and territorial expansion efforts; our beliefs regarding ongoing legal activities with the government and third parties; and our plans to pursue research, development and commercialization of additional spine products developed internally or arising from acquisitions. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see the "Risk Factors" section in Item 1A of this Form 10-Q and in Item 1A of our most recent Annual Report on Form 10-K. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Form 10-Q. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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
  Liquidity and capital resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of June 30, 2007.
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

Executive Summary

Company Description. We are a global medical device company specializing in the design, manufacture and marketing of medical devices used to treat and restore spinal anatomy and diagnose the source of low back pain using minimally invasive technologies. Our original technology for performing balloon kyphoplasty is presently used primarily by spine specialists, including orthopaedic surgeons and neurosurgeons, interventional radiologists and interventional neuroradiologists, who repair compression fractures of the spine caused by osteoporosis, cancer or benign lesions, or trauma through minimally invasive spine surgeries. Most alternative treatments for these types of spinal fractures are either highly invasive or are only pain management therapies. In 2006, we acquired rights to our Functional Anaesthetic Discography ("F.A.D.") technology which is used to diagnose the source of low back pain and is useful to provide additional information to physicians in determining how to appropriately treat their patients. We commenced a limited initial launch of our F.A.D. technology in the third quarter 2006 and we expect to pursue a measured, deliberate market roll-out throughout 2007. In January 2007, we also acquired rights to the X-STOP Interspinous Process Decompression ("IPD") technology for treating lumbar spinal stenosis ("LSS"), which is complimentary to some of our own internally developed technology for treating LSS. Our commercial products presently consist of our KyphX instruments, which are used to treat spinal fractures during balloon kyphoplasty, including our proprietary KyphX balloon technology, some related instruments, and our proprietary brands of bone filler materials; our Discyphor F.A.D. technology for diagnosing the source of low back pain; our X-STOP IPD technology for treating lumbar spinal stenosis; and our internally developed Aperius PercLID technology for treating lumbar spinal stenosis which we have commercially launched in several European locations.

In January 2007, we acquired rights to the X-STOP IPD technology, a proprietary technology platform for the treatment of LSS, through our acquisition of St. Francis Medical Technologies, Inc. ("St. Francis"), a privately held company based in Alameda, California. The X-STOP technology is complementary to our existing extension limiting technology for the treatment of LSS. The total estimated purchase price, excluding transaction costs, of up to approximately $725.3 million comprised $525.3 million in cash upon closing, plus additional revenue-based contingent payments of up to $200.0 million payable in either cash or a combination of cash and stock, at Kyphon's election. The payments were contingent upon the attainment of certain revenue thresholds during specified periods through June 2008 but we presently anticipate accelerating those payments and paying them out to St. Francis' shareholders during 2007, subject to any appropriate withholding provided for by the agreement with St. Francis, as a result of our proposed merger with Medtronic, Inc. We recorded $205.9 million of identifiable intangible assests as a result of our acquistion of St. Francis, which we will amortize on a straight line basis over the next 10 years. We also expensed in-process research and development costs of $21.3 million in the first quarter of 2007. We financed the initial transaction and expect to finance the contingent payments through a combination of cash on hand and debt financing.

We also executed two definitive agreements in December 2006 with Disc-O-Tech Medical Technologies, Ltd. and its U.S. subsidiary (collectively, "Disc-O-Tech") to acquire, respectively, all of its non-vertebroplasty spine-related assets, including minimally invasive technologies for performing fusion and vertebral body augmentation, for $100.0 million in cash ($60.0 million paid up-front in December 2006 and another $40.0 million paid February 1, 2007), and all of its vertebroplasty assets for a total of an additional $120.0 million payable in three equal annual installments beginning in January 2008. We also agreed to pay up to an additional $20.0 million for the development of future technologies upon closing of the vertebroplasty asset purchase agreement. The closing of the non-vertebroplasty transaction will enable us to further broaden our focus in minimally invasive spine by adding the B-Twin™ Expandable Spinal System technology for minimally invasive fusion in patients with degenerative disc disease in the lumbar and cervical spine, which is CE marked but not presently available in the U.S. The non-vertebroplasty assets also include Disc-O-Tech's SKy™ Bone Expander System, which is available only outside the U.S. for use in the treatment of vertebral compression fractures. The assets encompassed under the vertebroplasty agreement include Disc-O-Tech's Confidence™ Cement System (the "Confidence System"), which would be another treatment option complementary to our existing KyphX technology for vertebral compression fractures, depending on a patient's individual needs and a clinician's goals for his or her patients. The Confidence System incorporates a delivery mechanism that is designed to provide controlled injection of putty-like cement, reduce clinician radiation exposure and streamline cement preparation. Kyphon's ability to offer such additional minimally invasive diagnostic and therapeutic tools to our customers is a natural next step in broadening our product offerings. We have not yet received clearance from the Federal Trade Commission (the "FTC") to close either of these transactions and may not be able to do so for some time, if at all. The FTC has issued second requests that encompass both transactions and we have responded to those requests. We presently anticipate that the first agreement, concerning the non-vertebroplasty spine-related assets, will close during the third fiscal quarter of 2007. We will still be obligated to pay the purchase price even if one or both of the closings do not occur. We will endeavor to complete the closing of the acquisitions as soon as practicable after receipt of regulatory approvals. If one or both regulatory approvals are not obtained, we may receive benefit from divestiture or license to third parties of some or all of the assets proposed to be acquired and retain the proceeds from such divestiture or license. We are presently discussing with the FTC how to proceed on the agreement concerning Disc-O-Tech's vertebroplasty assets, including a proposed Consent Decree that would likely result in us divesting most, and potentially all, of the assets encompassed by that agreement.  While we are still obligated to pay Disc-O-Tech the full purchase price for the vertebroplasty assets even if some or all of those assets are divested, and while we would be entitled to receive the net proceeds of any such divestiture there is no assurance as to what portion of our investment we would recoup in a divestiture. Due to the uncertainties inherent in this process, we cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss. No provision for any liability that may result upon resolution of this matter has been made in the accompanying financial statements.

Our corporate headquarters and U.S. operations are located in Sunnyvale, California, where we conduct our manufacturing, warehousing, research and development, regulatory and administrative activities. In July 2007, we purchased a 19,200 square-foot building in North Carolina for approximately $1.3 million, which will become our U.S. distribution center. Outside the United States, we operate a sales, clinical, regulatory and administrative facility in Brussels, Belgium, a research and biomaterials manufacturing facility in Rosbach, Germany, a clinical, regulatory and administrative facility in Japan, and we have direct selling operations in many of the major countries in Europe, in South Africa, Australia and in Canada. In November 2005, we leased a temporary facility in Neuchâtel, Switzerland in which to conduct our administrative and distribution activities for our international business while we built a larger facility in that same location, construction of which is now completed. In May 2006, we entered into a real estate leasing contract with Credit Suisse for the financing of the new facility. We plan to conduct manufacturing, distribution, administrative and certain research and development activities in the Switzerland facility to support the growth of our international business. In August 2006, we commenced distribution activities to our European customers and established a shared financial services center in Neuchâtel. Our global distribution network consists of a direct sales organization of approximately 560 individuals who market our products in the United States., Europe and Canada. We also have distributors and sales agents in other countries in which we do not have a direct sales force. In Japan, we are presently focused primarily on procuring the appropriate governmental regulatory clearances and approvals necessary to market and sell our KyphX products, and as of June 30, 2007, we have enrolled all of the 81 patients required in our Japanese clinical trial.

In April 2007, D. Keith Grossman joined our board of directors. Mr. Grossman served for ten years, until February 2006, as president and chief executive officer of Thoratec Corporation, a publicly-held medical technology company. Prior to Thoratec, Mr. Grossman was a division president of Major Pharmaceuticals, Inc., a subsidiary of Eon Laboratories. Mr. Grossman also served as the vice president of sales and marketing for Calcitek, Inc., a manufacturer of implantable medical devices and a division of Sulzermedica (formerly Intermedics, Inc.). Mr. Grossman has also held various other sales and marketing management positions within the McGaw Laboratories Division of American Hospital Supply Corporation. Mr. Grossman remains a member of the board of directors of Thoratec, and also serves as a member of the board of directors of Intuitive Surgical, Inc., a publicly-traded surgical robotics company. He received his Bachelors degree from The Ohio State University, and his Masters of Business Administration degree from Pepperdine University.

We also previously announced that directors Stephen M. Campe and Douglas W. Kohrs, each of whom served on our board for over seven years, did not stand for reelection at our 2007 annual shareholder meeting in June.

On July 26, 2007, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Medtronic and Jets Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Medtronic ("Merger Sub"), pursuant to which Medtronic will acquire all of our outstanding shares for $71.00 per share in cash and pursuant to which Merger Sub will be merged with and into us, with Kyphon continuing as the surviving corporation and a wholly owned subsidiary of Medtronic (the "Merger").

On the terms and subject to the conditions of the Merger Agreement, which has been approved by the unanimous vote of each of our and Medtronic's Board of Directors, at the effective time of the Merger (the "Effective Time"), and as a result thereof, each share of our common stock, par value $0.001 ("Company Common Stock") that is issued and outstanding prior to the Effective Time (other than shares held by us, Medtronic or their subsidiaries, which will be cancelled without payment of any consideration, and shares for which appraisal rights have been validly exercised and not withdrawn) will be converted into the right to receive $71.00 in cash, without interest (the "Merger Consideration"). Each outstanding option to purchase Company Common Stock that is held by non-employee directors, or vested and exercisable as of the Effective Time and held by employees or non-employees, will be canceled in exchange for the right to receive in cash the amount by which the Merger Consideration exceeds the exercise price. Each outstanding option to acquire Company Common Stock that is not vested and exercisable as of the Effective Time that is held by an employee or non-employee will remain outstanding and will be converted into the right to acquire a number of shares of Medtronic common stock as determined by reference to the Merger Consideration and the trading price of Medtronic common stock for the ten trading days prior to the Effective Time. Unvested restricted stock and restricted stock units will also be assumed on the basis described in the Merger Agreement. Unvested securities will be fully accelerated upon an employee's termination without cause or for good reason (each as defined in the Merger Agreement) within twelve months after the Effective Time.

Consummation of the Merger is subject to customary conditions, including (i) approval of the holders of a majority of the outstanding shares of our common stock, (ii) absence of any law or order prohibiting the consummation of the Merger and (iii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the applicable waiting periods under certain foreign antitrust laws and obtaining any required approvals or clearances under such laws, and other customary conditions.

The Merger Agreement contains certain termination rights for both us and Medtronic, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, we would be required to pay Medtronic a termination fee of $95.0 million.

In addition, under Article 12 of the Indenture, dated February 6, 2007, relating to our 1.00% Convertible Senior Notes due 2012 and our 1.25% Convertible Senior Notes due 2014, we will be required to deliver a notice to the holders of the notes at least 35 Scheduled Trading Days (as defined in the Indenture) prior to completion of the Merger. Following delivery of the notice, holders will have the ability to convert their notes, during a specified window period, for a number of shares and an amount of cash set forth in the Indenture, which amounts will become due on or about 35 Scheduled Trading Days following a holder's delivery of a conversion notice, or compliance with DTC's conversion procedures, as applicable. Under Article 11 of the Indenture, we will also have certain obligations to repurchase the notes at the option of the holders following the Merger.

Products and Significant Business Trends. Through the end of the second quarter of 2007, our net sales have consisted primarily of the sales of our KyphX instruments, including our KyphX Inflatable Bone Tamps, KyphX Inflation Syringe, KyphX Bone Access Systems, KyphX Bone Filler Device, KyphX Curettes, KyphX Bone Biopsy Device, KyphX HV-R Bone Cement, KyphX Mixer and our CE-Marked KyphOs calcium phosphate from our acquisition of Sanatis GmbH (Sanatis). Our net sales in the first six months of 2007 included sales of the X-STOP products from our recent acquisition of St. Francis. Sales of our Discyphor F.A.D. and Aperius PercLID technologies have contributed an immaterial amount to our revenues to date.

We have now moved beyond our original sole focus of Spinal Fracture Management and Repair, through treatment of vertebral compression fractures, to our second and third product platforms, Disc Disease Diagnosis and Therapies and Spinal Motion Preservation. We have a variety of internal resources dedicated to supporting research and development in these areas as well as potential business development opportunities. We also will continue to evaluate other additional potential opportunities for growth in our business by evaluating external products and technologies. Some of the opportunities we are presently investigating include technologies and products that address degenerative disc disease. These efforts may require us to seek additional funding and may be dilutive to our earnings. Although we have succeeded in diversifying our business through our recent external business development activities, we will remain largely dependent on our balloon kyphoplasty technologies for treating vertebral compression fractures for the foreseeable future. We thus will continue, at least for the foreseeable future, to bear the traditional risks associated with being a company whose revenues are principally derived from one procedure. In addition, in connection with our recent acquisitions, we now are engaged in trying to efficiently and successfully integrate St. Francis' operations into our ongoing balloon kyphoplasty operations. This integration has proceeded ahead of plan, and we anticipate its completion prior to the end of 2007. If we are successful in gaining clearance from the FTC to close one or both of our transactions with Disc-O-Tech, we may also have to integrate those assets into our operations at the same time we are concluding the integration of St. Francis' operations, which will require further resources.

We are beginning to experience increasing competition in our business for treating vertebral compression fractures, including from companies introducing products that are significantly less expensive than our own technologies and apparently are intended to compete with our products on price. We believe our customers will try such products as those products are introduced, and will continue for the foreseeable future for those products already introduced. Such trialing is beginning to, and we believe will continue to, cause us to lose revenues due to physicians choosing to perform an alternative procedure to kyphoplasty, undermine some of our existing customer relationships, and cause at least some slow-down in adoption of our technologies. We are also on the verge of entering markets for our products, such as for the treatment of LSS and spinal fusion, in which significant competition already exists, the type of which we have not faced before in our business. Such competition includes a variety of alternative product offerings in markets such as Europe, as well as off-label use of alternative products in the United States. We believe that if we are unable to compete aggressively and effectively against the other companies who are either entering our markets or are already serving the markets we are entering, including through effective enforcement of our intellectual property rights, we may not be able to realize the type of growth in our business that we have experienced in the past or that we otherwise might be able to experience in the absence of such competition.

As our company grows and we achieve more success in the markets we serve, we face increasing scrutiny from various regulatory authorities. Although we believe we are in substantial compliance with the healthcare and other laws that are applicable to us, we may have to defend our company against various charges that we have violated laws, rules or regulations applicable to us. As discussed in detail in Item 1 - Legal Proceedings, we are presently involved in discussions with a U.S. Attorney's Office relating to various aspects of our past conduct. If we are unable to successfully navigate such issues, our business could be at risk, especially due to the restrictions to which we are subject as a result of the significant debt we have undertaken in connection with our recent acquisitions.

During 2006 and 2007, several developments in reimbursement for our core kyphoplasty business occurred. In August 2006, for example, the Centers for Medicare & Medicaid Services ("CMS") published the 2007 Final Rule with tentative payment rates regarding the Hospital Inpatient Prospective Payment System ("HIPPS") proposing that the tentative reimbursement rates available to hospitals in 2007 would reflect a slight increase in rates over 2006 levels. In October 2006, the final payment rates were published in the Federal Register and the two primary Diagnosis-Related Group ("DRG") payment rates related to kyphoplasty increased by 2.1% and 5.8%, respectively, over 2006 levels. The payment rates became effective October 2006 for fiscal year 2007. On November 1, 2006, CMS posted the Final Rule on the Hospital Outpatient Prospective Payment System ("HOPPS"), stating that the reimbursement available to a facility for performing balloon kyphoplasty in an outpatient setting in 2007 would be increased by approximately 54% for one-level and 53% for two-level procedures, respectively, over 2006 levels.  Both of these rules became effective for procedures performed on or after January 1, 2007. On July 16, 2007, CMS posted the Proposed Rule on the Hospital Outpatient Prospective Payment System ("HOPPS"), stating that the overall reimbursement available to a facility for performing balloon kyphoplasty in an outpatient setting in 2008 would be increased 18% over the 2007 levels, and the APC payment for X-STOP procedures would increase 21% over 2007 levels, while facilities would remain entitled to the new technology pass-through payment for the X-STOP device. If adopted as proposed, the changes would take effect on January 1, 2008. On August 1, 2007 CMS posted the Final Rule for 2008 Hospital Inpatient Reimbursement (the "Final Rule"), which, among other things, includes the most significant revisions to HIPPS since 1983. The changes will become effective on October 1, 2007. Specifically, CMS has adopted changes that are intended to ensure payments are more accurate and better reflect the severity of a patient's condition and the resources necessary for their care. Specifically, CMS has adopted changes to the DRGs for both balloon kyphoplasty procedures and procedures in which the X-STOP device is used, and has also decided that the X-STOP device would no longer qualify for the new technology add-on payment, in part because of the proposed assignment to a higher-paying DRG. As of now, it is not possible to assess the full impact the HOPPS Proposed Rule or the HIPPS Final Rule could have on our business.

The status of our significant current clinical trials follows:

  In December 2005, we completed enrollment of 300 patients in the FREE (Fracture Reduction Evaluation) study, a prospective, randomized, controlled multi-center trial designed to compare balloon kyphoplasty to non-surgical management in the treatment of painful, acute vertebral compression fractures. We expect to submit one-year follow-up data for publication later in 2007.
  In the first quarter of 2007, we completed enrollment of 81 patients in our Japanese single-arm clinical trial for evaluating our kyphoplasty technology and we will now follow them for two years. Data from this trial, in addition to clinical data obtained from trials previously completed in the United States and Europe, will be used to support the filing for regulatory approval in Japan for balloon kyphoplasty. If approved, we could begin commercialization in Japan in approximately 2009.
  In 2005, we also initiated patient enrollment for CAFE (Cancer Fracture Evaluation), a randomized trial of balloon kyphoplasty treatment for patients with cancer-related Vertebral Compression Fractures ("VCFs").  As of the end of the second quarter of 2007, 96 patients are enrolled in the trial, which is designed to enroll a total of 200 patients.
  In October, 2006, we initiated a randomized controlled trial, called KAVIAR (Kyphoplasty And Vertebroplasty In the Augmentation and Restoration of Vertebral Body Compression Fractures) comparing balloon kyphoplasty and vertebroplasty. This trial will consider several important endpoints including perioperative safety, function, quality of life, vertebral body height restoration, rate of subsequent fractures and angular deformity correction. It will also include an economic and healthcare utilization analysis. As of the end of the second quarter of 2007, 107 patients are enrolled in the trial. This trial is designed to enroll approximately 1,200 patients at up to 36 sites with two-year follow-up.
  In the second quarter of 2007, we concluded enrollment early of patients in our European BEST (Biomaterials Effectiveness and Safety in Trauma) clinical trial for the use of our KyphOs™ FS calcium phosphate material in treating vertebral compression fractures caused by trauma. The clinical trial investigators determined that the interim analysis after enrolling 51 patients showed highly statistically and clinically significant improvement in pain in addition to having a high safety profile. We are preparing to initiate market launch activities with respect to KyphOs™ FS in select European countries in the second half of 2007.
  In March 2007, we initiated enrollment in a pilot multi-center, prospective, single-arm clinical study to evaluate our Discyphor™ Catheter for the F.A.D.™ procedure versus provocative discography. As of the end of the second quarter of 2007, 12 patients are enrolled in the trial. The SODA (Study Of Disc Anaesthesia) study is expected to enroll up to 100 patients in up to 15 sites and is designed to measure the proportion of positive disc levels registered after provocative discography differing from that after the F.A.D.™ procedure.
  In November 2006, we initiated enrollment in the INCA (Intermittent Neurogenic Claudication Aperius) study in Europe, which is a single-arm, multicenter clinical follow-up study designed to evaluate the safety and effectiveness of the Aperius™ PercLID™ device in degenerative LSS patients. As of the end of the second quarter of 2007, 58 patients are enrolled in the trial. The INCA study is expected to enroll up to 150 patients at up to 12 sites. Patients will be followed for up to one year. In addition to collecting perioperative safety data, outcomes data will be collected to document reduction in spinal stenosis symptom severity, back pain, back function and quality of life. We also are collecting economic data to support the value that this procedure can bring to the healthcare system.
  With the acquisition of St. Francis, we have assumed responsibility for several clinical efforts, including the following:
    The COAST (Condition Of Approval Study) trial is a prospective, five-year study of LSS patients with moderately impaired physical function at baseline, and is intended to enroll 240 patients that will be treated with the implantation of an X-STOP IPD device. We anticipate beginning patient enrollment for this trial in the third quarter of 2007. This trial is a requirement of the United States Food and Drug Administration ("FDA") following premarket approval ("PMA") of the X-STOP device.
    In addition to the COAST trial, we are also conducting a five-year follow-up study of patients enrolled in the original Investigational Device Exemption (IDE) trials conducted for the approval of the X-STOP IPD device. This will be an ongoing effort, and is also required by the FDA as a condition of marketing approval of the X-STOP IPD device.

Substantial portions of our pre-clinical studies and all of our clinical trials are supported by third-party clinical research vendors. We accrue costs for clinical trial activities performed by those vendors based upon the level of patient enrollment and amount of work completed on each study. The difficulty in predicting the timing of patient enrollment can create volatility in our expenses. All such costs are charged to research and development expenses as incurred.

Significant Industry Factors. Our industry is impacted by numerous competitive, regulatory and other significant factors. The growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearances and compliance for our products, obtain adequate public and private payor reimbursements for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost- effectively, and successfully market and distribute our products in a profitable manner. We, and the entire industry, are subject to extensive government regulation, including but not limited to the FDA. Failure to comply with regulatory requirements could adversely affect our business and our financial condition, which could cause our stock price to decline. Additionally, our industry is highly competitive and our success depends on our ability to compete successfully. A detailed discussion of these and other factors is provided in the "Factors Affecting Future Operating Results" section below. A detailed discussion of these and other factors is provided in the "Risk Factors" section below and in Item 1A of our most recent Annual Report on Form 10-K.

Results of Operations

Three Months Ended June 30, 2007 and 2006

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

                                                            Three Months Ended June 30,
                                                    -------------------------------------------
                                                             2007                   2006
                                                    ---------------------  --------------------
                                                                  % of                  % of
                                                     Amount     Net sales   Amount    Net sales
                                                    ---------   ---------  ---------  ---------
U.S. net sales                                     $ 110,676          77% $  81,641         81%
International net sales                               33,655          23%    19,421         19%
                                                    ---------   ---------  ---------  ---------
Net sales                                            144,331         100%   101,062        100%
                                                    ---------   ---------  ---------  ---------
Operating costs and expenses:
    Cost of goods sold                                19,493          14%    12,913         13%
    Research and development                          13,484           9%     9,931         10%
    Sales and marketing                               63,780          44%    48,649         48%
    General and administrative                        20,026          14%    14,496         14%
    Amortization of acquired intangible assets         5,404           4%       283         --
                                                    ---------   ---------  ---------  ---------
        Total operating expenses                     122,187          85%    86,272         85%
                                                    ---------   ---------  ---------  ---------
Income from operations                                22,144          15%    14,790         15%
Interest expense                                      (3,046)         -2%        --         --
Interest income and other, net                         1,088           1%     2,080          2%
                                                    ---------   ---------  ---------  ---------
Income before income taxes                            20,186          14%    16,870         17%
Provision for income taxes                             9,210           6%     7,390          8%
                                                    ---------   ---------  ---------  ---------
Net income                                         $  10,976           8% $   9,480          9%
                                                    =========   =========  =========  =========

Net Sales. Net sales increased $43.3 million, or 43%, for the three months ended June 30, 2007 as compared to the same period in 2006. Net sales during the second quarter of 2007 included sales of $22.7 million of the X-STOP products from our recent acquisition of St. Francis. Prior to December 31, 2006, kyphoplasty sales comprised substantially all of our net sales. Our kyphoplasty and IPD™ products accounted for 84% and 16% of our net sales in the three months ended June 30, 2007, respectively. Revenues from our F.A.D. technology have historically not been significant. The increases in kyphoplasty net sales primarily resulted from an increase in the number of physicians trained in the use of our KyphX instruments as well as a 21% increase in the number of procedures performed by trained physicians per month compared to the same period in 2006. During the second quarter of 2007, approximately 600 physicians were trained in the use of our KyphX instruments. Domestic sales increased $29.0 million, or 36% for the three months ended June 30, 2007 as compared to the same period in 2006. International sales increased $14.2 million, or 73% for the three months ended June 30, 2007 as compared to the same period in 2006. The increase in international sales also reflected the favorable currency impact of $2.1 million in the three months ended June 30, 2007 based on prior period average Euro exchange rates. No customer accounted for more than 10% of total net sales for the three months ended June 30, 2007 and 2006. As of June 30, 2007, we had trained approximately 6,500 spine specialists in the United States and approximately 5,200 clinicians in other parts of the world, primarily in Europe, to perform balloon kyphoplasty. As of June 30, 2007, we had trained approximately 2,300 spine surgeons in the United States to perform the X-STOP procedure. We believe the total number of potential physicians who may perform balloon kyphoplasty procedures using our products is approximately 11,000 in the United States. Internationally, the number of physicians who may perform balloon kyphoplasty is not as well-defined, but we believe it to be more than 10,000. We believe the total number of potential physicians who may perform X-STOP procedures using our products is approximately 6,000 in the United States. Internationally, the number of physicians who may perform X-STOP is not as well- defined, but we believe it to be more than 5,000. We have targeted a range of $570.0 million to $585.0 million in net sales for fiscal 2007, with international net sales comprising 22% to 24% of total net sales. We expect 82% to 85% of our net sales for fiscal 2007 will be derived from balloon kyphoplasty procedures. This range excludes sales of the products from our two proposed acquisitions of the spine-related assets of Disc-O-Tech, the first of which (the non-vertebroplasty asset agreement) we presently anticipate closing in the third quarter of 2007. Timing on closing of the vertebroplasty asset agreement remains uncertain. Both asset transactions remain subject to clearance by the FTC. We are presently discussing with the FTC how to proceed on the agreement concerning Disc-O- Tech's vertebroplasty assets, including a proposed Consent Decree that would likely result in us divesting most, and potentially all, of the assets encompassed by that agreement.  While we will still be obligated to pay Disc-O-Tech for the vertebroplasty assets if we divest them, there is no assurance as to what portion of our investment we will recoup in a divestiture. Due to the uncertainties inherent in this process, we cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss. No provision for any liability that may result upon resolution of this matter has been made in the accompanying financial statements.

Cost of Goods Sold. Cost of goods sold consists of material, labor, subcontract, and overhead costs. Cost of goods sold increased $6.6 million, or 51%, for the three months ended June 30, 2007 as compared to the same period in 2006. Cost of goods sold for the three months ended June 30, 2007 included additional costs of approximately $1.1 million due to the sale of inventory acquired from St. Francis which was written-up to reflect the fair value at the date of acquisition. All inventory acquired from St. Francis which was written-up to reflect the fair value at the date of acquisition has been sold as of June 30, 2007. The remaining increase in cost of goods sold resulted primarily from increased material, labor, subcontract and overhead costs in relation to the increased sales volume of our products. Our cost of goods sold and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses and levels of production volume. As a percentage of net sales, we expect cost of goods sold to be in the range of 14% to 15% for fiscal 2007.

Research and Development. Research and development expenses consist of costs for product research, product development, clinical functions and outside costs related to clinical trials and personnel. Research and development expenses increased $3.6 million, or 36%, in the three months ended June 30, 2007 as compared to the same period in 2006. The increase was primarily attributable to increased personnel costs of $2.4 million, a $535,000 increase in SFAS No. 123(R) stock-based compensation expense, increased facility expenses of $511,000, increased engineering and lab expense of $243,000, increased travel expenses of $161,000, and increased recruiting expenses of $153,000; partially offset by decreased clinical trials expenses of $236,000, and decreased consulting expenses of $172,000. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses in 2007 will increase in absolute dollars as compared to 2006, due largely to the commencement of clinical trials. We anticipate conducting significant additional clinical trial activity both in the United States and abroad to collect further data that may support the use and clinical efficacy of our products. As a percentage of net sales, we anticipate our research and development expenses to be in the range of 9% to 10% for fiscal 2007.

Sales and Marketing. Sales and marketing expenses consist of costs for personnel, physician training programs and marketing activities. Sales and marketing expenses increased $15.1 million, or 31%, in the three months ended June 30, 2007 as compared to the same period in 2006. The increase was primarily attributable to a $9.2 million increase in the costs of hiring, training and compensating additional direct selling representatives (including $145,000 of costs related to the transition of St. Francis sales agent activities to our direct sales force in the United States), increased facility expenses of $1.7 million, increased professional education expenses of $1.6 million, increased sales and marketing travel expenses of $936,000, a $898,000 increase in our marketing related activities, and increased consulting expenses of $941,000. As we continue to commercialize our KyphX instruments on a global basis and integrate the X-STOP products, and eventually the products from our proposed acquisitions of the spine- related assets of Disc-O-Tech, into our sales channel, we expect to significantly increase our sales and marketing efforts and expenditures in absolute dollars while maintaining our sales and marketing expenses as a percentage of net sales at 44% to 45% for fiscal 2007.

General and Administrative. General and administrative expenses consist of costs for personnel, professional service fees, expenses related to legal issues and intellectual property rights, Sarbanes-Oxley compliance and general corporate expenses. General and administrative expenses increased $5.5 million, or 38%, in the three months ended June 30, 2007 as compared to the same period in 2006. The increase was primarily attributable to increased personnel costs of $2.9 million, increased litigation costs of $2.1 million, increased consulting fees of $1.4 million, increased office and related equipment expenses of $1.2 million, and increased travel expenses of $478,000; partially offset by a decrease in facility expenses of $2.8 million. We expect general and administrative expenses to increase in the future as we add personnel, continue to expand our patent portfolio, pursue business development activities, incur additional public reporting, governmental compliance and investor-related expenses as a public company, incur increased litigation expenses prosecuting and defending various relevant legal claims, and incur scale-up costs for our international operational center in Switzerland. Therefore, we anticipate that our general and administrative expenses will increase in absolute dollars as we expand our infrastructure. As a percentage of net sales, we expect that our general and administrative expenses will be approximately 14% to 15% in fiscal 2007.

Amortization of Acquired Identifiable Intangible Assets. The increase in intangible amortization expense is due to the amortization of intangible assets from the St. Francis acquisition. As a result of the acquisition of St. Francis and the proposed acquisitions of certain spine-related assets of Disc-O-Tech, we expect to incur significant amortization expense related to these acquired identifiable intangible assets in fiscal 2007. Amortization expense for the three months ended June 30, 2006 reflects the amortization of intangible assets from our acquisitions of InnoSpine, Inc. and Sanatis.

Interest Expense. Interest expense increased to $3.0 million in the three months ended June 30, 2007 due to interest incurred on our convertible senior notes and borrowings under our credit facility. We expect interest expense for 2007 to increase as a result of our borrowings under the credit facility and the convertible senior notes issuances, and the amortization of the related debt issuance costs and debt discount.

Interest Income and Other, Net. Interest income and other, net, decreased $1.0 million, or 48%, in the three months ended June 30, 2007 as compared to the same period in 2006. The decrease resulted primarily from a decrease in interest income due to lower cash, cash equivalents and investment balances. Our cash, cash equivalents and investments balances were $51.9 million and $231.3 million as of June 30, 2007 and 2006, respectively.

Provision for Income Taxes.  Provision for income taxes was $9.2 million at an effective tax rate of 45.6% for the three months ended June 30, 2007 as compared to $7.4 million at an effective tax rate of 43.8% for the same period in 2006. Our effective tax rate may be impacted by factors including, but not limited to, changes in the split of earnings between countries with differing statutory tax rates, by the tax benefits or detriments derived from employee stock option activities, and by changes in tax laws, regulations, accounting principles or interpretations thereof.

Six Months Ended June 30, 2007 and June 30, 2006

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

                                                             Six Months Ended June 30,
                                                    -------------------------------------------
                                                             2007                   2006
                                                    ---------------------  --------------------
                                                                  % of                  % of
                                                     Amount     Net sales   Amount    Net sales
                                                    ---------   ---------  ---------  ---------
U.S. net sales                                     $ 211,783          78% $ 157,153         82%
International net sales                               60,685          22%    35,337         18%
                                                    ---------   ---------  ---------  ---------
Net sales                                            272,468         100%   192,490        100%
                                                    ---------   ---------  ---------  ---------
Operating costs and expenses:
    Cost of goods sold                                38,996          14%    23,878         13%
    Research and development                          25,264           9%    18,237          9%
    Sales and marketing                              127,496          47%    94,035         49%
    General and administrative                        39,957          15%    28,064         15%
    Amortization of acquired intangible assets         9,819           3%       566         --
    In-process research and development               21,300           8%        --         --
                                                    ---------   ---------  ---------  ---------
        Total operating expenses                     262,832          96%   164,780         86%
                                                    ---------   ---------  ---------  ---------
Income from operations                                 9,636           4%    27,710         14%
Interest expense                                     (15,449)         -6%        --         --
Interest income and other, net                         2,123           1%     4,203          3%
                                                    ---------   ---------  ---------  ---------
Income (loss) before income taxes                     (3,690)         -1%    31,913         17%
Provision for income taxes                             7,930           3%    13,940          8%
                                                    ---------   ---------  ---------  ---------
Net income (loss)                                  $ (11,620)         -4% $  17,973          9%
                                                    =========   =========  =========  =========

Net Sales. Net sales increased $80.0 million, or 42%, for the six months ended June 30, 2007 as compared to the same period in 2006. Net sales during the second quarter of 2007 included sales of $40.8 million of the X-STOP products from our recent acquisition of St. Francis. Our kyphoplasty and IPD™ products accounted for 85% and 15% of our net sales in the six months ended June 30, 2007, respectively. The increases in kyphoplasty net sales primarily resulted from an increase in the number of physicians trained in the use of our KyphX instruments as well as a 21% increase in the number of procedures performed by trained physicians per month compared to the same period in 2006. Domestic sales increased $54.6 million, or 35% for the six months ended June 30, 2007 as compared to the same period in 2006. International sales increased $25.3 million, or 72% for the six months ended June 30, 2007 as compared to the same period in 2006. The increase in international sales also reflected the favorable currency impact of $4.3 million in the six months ended June 30, 2007 based on prior period average Euro exchange rates. No customer accounted for more than 10% of total net sales for the six months ended June 30, 2007 and 2006.

Cost of Goods Sold. Cost of goods sold increased $15.1 million, or 63%, for the six months ended June 30, 2007 as compared to the same period in 2006. Cost of goods sold for the six months ended June 30, 2007 included additional costs of approximately $5.3 million due to the sale of inventory acquired from St. Francis which was written-up to reflect the fair value at the date of acquisition. The remaining increase in cost of goods sold resulted primarily from increased material, labor, subcontract and overhead costs in relation to the increased sales volume of our products.

Research and Development. Research and development expenses increased $7.0 million, or 39%, in the six months ended June 30, 2007 as compared to the same period in 2006. The increase was primarily attributable to increased personnel costs of $4.6 million, a $1.2 million increase in SFAS No. 123(R) stock-based compensation expense, increased facility expenses of $944,000, and increased travel expenses of $292,000; partially offset by decreased consulting expenses of $291,000.

Sales and Marketing. Sales and marketing expenses increased $33.5 million, or 36%, in the six months ended June 30, 2007 as compared to the same period in 2006. The increase was primarily attributable to an $20.8 million increase in the costs of hiring, training and compensating additional direct selling representatives (including $3.1 million of costs related to the transition of St. Francis sales agent activities to our direct sales force in the United States), increased facility expenses of $3.3 million, increased sales and marketing travel expenses of $3.1 million, a $2.6 million increase in our marketing related activities, increased professional education expenses of $2.0 million, increased consulting expenses of $1.4 million, and increased office related expenses of $459,000.

General and Administrative. General and administrative expenses increased $11.9 million, or 42%, in the six months ended June 30, 2007 as compared to the same period in 2006. The increase was primarily attributable to increased personnel costs of $7.9 million, increased litigation costs of $2.8 million, increased consulting fees of $2.3 million, increased office and related equipment expenses of $1.8 million, and increased travel expenses of $871,000; partially offset by a decrease in facility expenses of $3.9 million.

Amortization of Acquired Identifiable Intangible Assets. The increase in intangible amortization expense is due to the amortization of intangible assets from the St. Francis acquisition. Amortization expense for the six months ended June 30, 2006 reflects the amortization of intangible assets from our acquisitions of InnoSpine and Sanatis.

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

In the six months ended June 30, 2007, we recorded $3.1 million of integration costs associated with the St. Francis acquisition, primarily related to the transition of St. Francis sales agent activities to our direct sales force in the U.S. and severance and other transitional compensation expenses. These integration costs are included in operating expenses.

Interest Expense. Interest expense increased to $15.4 million in the six months ended June 30, 2007 due to interest incurred on our convertible senior notes and borrowings under our credit facility. In addition, due to the full repayment of the Term Loan Facility, we wrote-off debt discount and issuance costs of approximately $8.1 million in the six months ended June 30, 2007.

Interest Income and Other, Net. Interest income and other, net, decreased $2.1 million, or 49.5%, in the six months ended June 30, 2007 as compared to the same period in 2006. The decrease resulted primarily from a decrease in interest income due to lower cash, cash equivalents and investment balances.

Provision for Income Taxes.  Provision for income taxes was $7.9 million at an effective tax rate of -214.9% for the six months ended June 30, 2007 as compared to $13.9 million at an effective tax rate of 43.7% for the same period in 2006. The effective tax rate for the six months ended June 30, 2007 reflects the impact of the in-process research and development charge related to the St. Francis acquisition, which is nondeductible for tax reporting purposes.

Stock-Based Compensation

We account for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases based on estimated fair values. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period for each separately vesting tranche of the award.  Employee stock-based compensation expense recognized for the three months ended June 30, 2007 and 2006 was $7.0 million and $6.9 million, respectively. Employee stock-based compensation expense recognized for the six months ended June 30, 2007 and 2006 was $13.5 million and $13.3 million, respectively.

As of June 30, 2007, stock-based compensation expense of approximately $103,000 was capitalized as inventory and $111,000 was capitalized as construction in process. As of June 30, 2007, the unrecorded stock-based compensation balance related to employee stock options was $20.7 million after estimated forfeitures and will be recognized over an estimated weighted-average remaining requisite service period of 2.5 years.

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

Stock-based compensation expense for stock options granted to or held by non-employees is recognized as the stock options are earned. The stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. In connection with the grant of stock options to non-employees, we recorded stock-based compensation expense of approximately $395,000 and $1.0 million for the three and six months ended June 30, 2007, respectively, and stock-based compensation expense of approximately $209,000 and $406,000 for the three and six months ended June 30, 2006, respectively.

Pursuant to the terms of the Merger Agreement recently executed with Medtronic, the 2002 Stock Plan will remain outstanding and will continue to govern the terms of options and other equity-based compensation awards held by employees and non-employees that are unvested at the Effective Time of the Merger and assumed by Medtronic pursuant to the Merger Agreement. Pursuant to the terms of the Merger Agreement with Medtronic, all vested options held by employees and non-employees and all vested and unvested options held by non-employee directors will be canceled in exchange for the right to receive in cash the amount by which $71.00 per share exceeds the exercise price at the Effective Time of the Merger. At the Effective Time of the Merger, we will recognize compensation expense associated with the unvested options held by non-employee directors. In addition, we have previously entered into, or prior to the Effective Time will enter into, change of control severance agreements with each of our executive officers as well as with other senior management. These agreements provide that if such individual's employment is terminated within ninety days preceding a change of control or twelve months following a change of control for reasons other than cause, disability, or death or by the individual for good reason (as defined in the change of control severance agreement) than, amongst other benefits, all restrictions on any outstanding equity incentive awards granted to the individual will terminate and the awards will become fully vested and immediately exercisable. We will recognize compensation expense associated with the acceleration of any unvested stock options or restricted stock units in the case of an individual terminated in accordance with the terms of the change of control severance agreement.

In June 2006, our stockholders approved the termination of our 2002 Employee Stock Purchase Plan, or 2002 ESPP, effective after the February 1, 2007 purchase date, and the adoption of our 2007 Employee Stock Purchase Plan, or 2007 ESPP. The 2007 ESPP took effect on February 1, 2007 and the 2002 ESPP automatically terminated after the final purchases under the 2002 ESPP were made on that date.  The 2007 ESPP reduces the "look-back" period available under any offering, by eliminating the 24-month "look-back" period available under the 2002 ESPP and replacing it with a six-month "look-back" period.  The price of the common stock purchased under the 2007 ESPP is the lower of 85% of the fair market value of the common stock at the beginning or the end of each six month offering period. The maximum number of shares authorized for sale under the 2007 ESPP is 1,000,000. The Board of Directors may amend, suspend or terminate the 2007 ESPP at any time.

Pursuant to the terms of the definitive Merger Agreement recently executed with Medtronic, the 2007 ESPP shall terminate upon closing of the transaction with Medtronic, which is presently anticipated to occur during the first calendar quarter of 2008. All payroll deductions made during any offering period that is in progress at the time of the termination of the 2007 ESPP, will be refunded to participants pursuant to the terms of the Merger Agreement with Medtronic. As the cancellation of the purchase period will not be accompanied by a concurrent replacement grant, any unrecognized compensation cost will be recognized at the Effective Time for cancelled awards.

Seasonality

Our business is seasonal in nature. Historically, demand for our products has been the highest in the first and second quarters in the United States and in the second and fourth quarters in Europe. In the U.S., during the fourth quarter, our net sales generally reflect the reduced number of selling days due to the holiday season. In Europe, we traditionally experience somewhat lower sales volumes in the third quarter months than throughout the rest of the year as a result of the European summer holiday schedule. In addition, the fourth quarter in Europe is typically favorably impacted by our customers' budget utilization and our distributors' fulfillment of their annual purchase commitments.

Liquidity and Capital Resources

As of June 30, 2007, we had $51.9 million of cash and cash equivalents and working capital of $106.0 million. Our cash and cash equivalents and investments decreased by $150.3 million during the six months ended June 30, 2007. This decrease is due to acquisition related payments, partially offset by financing and operating activities.

Credit Facility In October 2006, we entered into a syndicated credit facility which provided us with a five-year $300.0 million revolving line of credit, including a $50.0 million sublimit for the issuance of standby letters of credit, a $25.0 million sublimit for swing line loans and a $100.0 million sublimit for multicurrency borrowings. On January 18, 2007, we amended the October 2006 credit facility, and in conjunction with the acquisition of St. Francis, Kyphon, together with certain of its subsidiaries, entered into a credit agreement (the "Credit Agreement") to replace and refinance the above-described credit facility with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and Banc of America Securities LLC as sole lead arranger and sole book manager. The credit facilities thereunder were syndicated to a group of lenders (the "Lenders").

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

In addition to certain initial fees, Kyphon is obligated to pay a commitment fee of 0.25-0.50% per annum (such range of limits being related to the consolidated leverage ratio of Kyphon) based on the total revolving commitment available to be drawn, which is payable quarterly in arrears. In January 2007, in connection with the acquisition of St. Francis, we borrowed $425.0 million under the Term Loan Facility. In February 2007, we repaid the outstanding balance of the Term Loan Facility with the proceeds from the Convertible Senior Notes offering and borrowings under the Revolving Credit Facility.

Under the terms of Kyphon's merger agreement entered into in connection with our acquisition of St. Francis, the revenue-based contingent payments of up to $200.0 million become due after Kyphon takes any action effectuating, approving or consenting to the Merger with Medtronic. Kyphon plans to finance the contingent payments through a combination of cash on hand and debt financing. Once the payments become due, to the extent Kyphon funds such payments under the Revolving Credit Facility, Kyphon intends to enter into an amendment with the Lenders under the Revolving Credit Facility to waive any defaults associated with the contingent payments, and to allow it to borrow under such facility to make these payments. We presently anticipate paying the additional consideration to St. Francis' shareholders during 2007, net of any amounts withheld for indemnity claims.

Borrowings under the Revolving Credit Facility bear interest at Base Rate plus 0.25-1.25 or LIBOR plus 1.25-2.25% (such range of limits being related to the consolidated leverage ratio of Kyphon). Letter of credit fees are based on the LIBOR loan margins.

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

Convertible Senior Notes. In February 2007, we issued $200.0 million aggregate principal amount of Convertible Senior Notes due 2012 (the "2012 Notes") and $200.0 million aggregate principal amount of Convertible Senior Notes due 2014 (the "2014 Notes"), collectively, the "notes". Interest on 2012 notes will be paid semiannually at a rate of 1.00% per year and interest on 2014 notes will be paid semiannually at a rate of 1.25% per year. Upon the occurrence of certain defined events, the notes will be convertible into cash up to the principal amount, and if applicable, shares of common stock in respect of any conversion value above the principal amount, based on an initial conversion rate of 17.1951 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $58.16 per share.

The notes rank equal in right of payment to all of our other existing and future senior unsecured indebtedness. The notes will rank senior in right of payment to all of Kyphon's existing and future subordinated indebtedness and effectively subordinated in right of payment to all of its subsidiaries' obligations (including secured and unsecured obligations) and subordinated in right of payment to its secured obligations to the extent of the assets securing such obligation.

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

In February 2007, we used net proceeds of approximately $355.0 million, net of underwriting costs and the hedge and warrant transactions from the issuance of the Convertible Senior Notes, together with borrowings under the Revolving Credit Facility, to prepay the Term Loan Facility in its entirety.

In connection with the Merger Agreement we entered into on July 26, 2007 with Medtronic and Merger Sub, under Article 12 of the Indenture governing the notes, we will be required to deliver a notice to the holders of the notes at least 35 Scheduled Trading Days (as defined in the Indenture) prior to the anticipated effective date of the Merger. Following delivery of the notice, holders will have the ability to convert their notes, during a specified window period, for a number of shares and an amount of cash set forth in the Indenture, which amounts will become due on or about 35 Scheduled Trading Days following a holder's delivery of a conversion notice, or compliance with DTC's conversion procedures, as applicable. Under Article 11 of the Indenture, we will also have certain obligations to repurchase the notes at the option of the holders following the Merger.

Under our Merger Agreement with Medtronic, we are obligated to operate in the ordinary course of business, and are restricted from taking specified actions, until the merger is completed or the Merger Agreement terminated. Among these, we are restricted in our ability to incur or become liable for any indebtedness without Medtronic's consent, except for short-term debt incurred in the ordinary course of business consistent with past practice to fund working capital requirements. As a result, if we need to incur indebtedness in order to satisfy non-ordinary course obligations that arise prior to closing, we may need to obtain Medtronic's consent in order to do so. Medtronic's failure to grant consent could cause us to default under these obligations, and subject us to legal claims by third parties.

Cash Provided by Operating Activities. Net cash provided by operations for the six months ended June 30, 2007 was $53.3 million, attributable to our net loss of $11.6 million adjusted for non-cash charges related to in-process research and development of $21.3 million, stock-based compensation of $14.8 million and depreciation and amortization expenses of $22.9 million. For the six months ended June 30, 2006, net cash provided by operations was $31.6 million, attributable primarily to net income of $18.0 million adjusted for non-cash charges related to stock-based compensation of $13.9 million and depreciation and amortization expenses of $3.0 million.

The increase in cash provided by operating activities for all periods was adjusted by changes in our working capital. During the six months ended June 30, 2007, accounts receivable increased by $10.3 million due to increases in our net sales; inventories decreased by $1.7 million due to increases in net sales and inventory management; prepaid expenses and other current assets decreased by $2.4 million due to the timing of certain deposits and annual license fee payments; accounts payables increased by $1.1 million due to our increased operating expenses; accrued liabilities increased by $7.4 million due to the employee stock plan purchase and income tax accruals; Other increased $5.3 million primarily attributable to the reclass of tax liabilities to long term, as we evaluated that our FIN 48 liabilities are long term in nature. During the six months ended June 30, 2006, accounts receivable increased $4.8 million due to increased net sales; inventories increased $2.9 million in order to meet the increased demand for our products; prepaid expenses and other current assets increased $2.6 million due to the timing of certain deposits and annual license fee payments; accounts payables increased $872,000 due to our increased operating expenses; accrued liabilities increased $6.0 million due to increased payroll and income tax accruals; Other increased $1.5 million due to additional facilities being leased.

Cash Used in Investing Activities. Net cash used in investing activities was $460.0 million for the six months ended June 30, 2007 and resulted from the acquisition of St. Francis for $527.6 million, net of cash acquired, a payment of $40.0 million in connection with our definitive agreements to acquire Disc-O-Tech, and purchases of property and equipment of $12.6 million primarily due to the outfitting of our Sunnyvale facility and the establishment of our new facility in Switzerland. These amounts are partially offset by investment maturities of $120.2 million. Net cash used in investing activities was $1.5 million for the six months ended June 30, 2006 and resulted from the net investment maturities and purchases of $6.5 million, and purchases of property and equipment of $8.1 million primarily due to the outfitting of our Sunnyvale facility.

Cash Provided by Financing Activities. Net cash provided by financing activities was $376.1 million during the six months ended June 30, 2007. In January 2007, in connection with the acquisition of St. Francis, we borrowed $425.0 million under the Term Loan Facility, for cash proceeds of $416.3 million, net of underwriting costs. In February 2007, we issued $400.0 million aggregate principal amount of notes for cash proceeds of $390.0 million, net of underwriting costs. In connection with the notes offering, we entered into convertible note hedge transactions which cost an aggregate $112.0 million. We also concurrently entered into warrant transactions, from which we received proceeds of $76.6 million. We used the proceeds of $355.0 million from the issuance of the notes, net of underwriting costs and the hedge and warrant transactions, together with borrowings of $70.0 million under the Revolving Credit Facility, to repay the Term Loan Facility in its entirety. In April and June 2007, we repaid $60.0 million in aggregate of the $70.0 million we have borrowed under the Revolving Credit Facility. We also received cash of $4.0 million from the issuance of common stock under the employee stock purchase plan and proceeds from the exercise of stock options of $12.8 million. Net cash provided by financing activities was $12.7 million during the six months ended June 30, 2006 and was attributable primarily to proceeds from the exercise of stock options of $6.8 million, issuance of common stock under our employee stock purchase plan of $3.0 million, and excess tax benefit related to stock-based compensation plans of $2.9 million.

Contractual Cash Obligations. At June 30, 2007, we had contractual cash obligations as follows (in thousands):

                                                            Payment Due by Periods
                                   ----------------------------------------------------------------------
                                           Remainder of
                                    Total      2007      2008      2009      2010      2011    After 2011
                                   --------  --------  --------  --------  --------  --------  ----------
Operating leases                  $ 20,706  $  1,814  $  3,132  $  3,064  $  3,075  $  2,993  $    6,628
Consulting agreements                4,216     2,662     1,554        --        --        --          --
License agreement                   10,000    10,000        --        --        --        --          --
Disc-O-Tech payment obligations    120,000        --    40,000    40,000    40,000        --          --
Debt                               410,000        --        --        --        --    10,000     400,000
Purchase commitments with contract
   manufactures and suppliers       11,672    11,360       312        --        --        --          --
Purchase obligations                 9,784     9,463       321        --        --        --          --
Asset retirement obligation            803        --        --        --        --       500         303
                                   --------  --------  --------  --------  --------  --------  ----------
Total commitments                 $587,181  $ 35,299  $ 45,319  $ 43,064  $ 43,075  $ 13,493  $  406,931
                                   ========  ========  ========  ========  ========  ========  ==========

The amounts reflected in the table above for operating leases represent aggregate future minimum lease payments under non-cancellable facility leases. Portions of these payments and a portion of the asset retirement obligations are denominated in foreign currencies and were translated in the tables above based on their respective U.S. dollar exchange rates at June 30, 2007. These future payments are subject to foreign currency exchange rate risk.

We remain obligated to make a series of future annual payments totaling up to $10.0 million related to the license acquisition agreement with Dr. Sandhu. In connection with this license, Kyphon previously paid $5.0 million in the fourth quarter of 2005 and $5.0 million in the fourth quarter of 2006. The payments of these additional obligations may be accelerated upon defined events and circumstances or may be forgiven upon the occurrence of a third party event, outside the control of Kyphon. At the Effective Time of the Merger, the future annual payments will be accelerated. This remaining obligation in the amount of $10.0 million has been classified as a current liability as of June 30, 2007.

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

In December 2006, we executed two definitive agreements with Disc-O-Tech to acquire, respectively, all of its non-vertebroplasty spine-related assets, including minimally invasive technologies for performing fusion and vertebral body augmentation, for $100.0 million in cash ($60.0 million paid up-front in December 2006 and another $40.0 million paid February 1, 2007), and all of its vertebroplasty assets for a total of an additional $120.0 million payable in three equal annual installments beginning in January 2008. We will still be obligated to pay the purchase price even if the closings do not occur. We also agreed to pay up to an additional $20.0 million for the development of future technologies. This contingent purchase price liability is not included in the table above. We have not yet received clearance from the FTC to close either of these asset transactions and may not be able to do so for some time, if at all, although we presently anticipate being able to close the non-vertebroplasty agreement during the third quarter of 2007. The FTC has issued second requests encompassing both transactions and we have responded to those requests. We are presently discussing with the FTC how to proceed on the agreement concerning Disc-O-Tech's vertebroplasty assets, including a proposed Consent Decree that would likely result in us divesting most, and potentially all, of the assets encompassed by that agreement.  While we will still be obligated to pay Disc-O-Tech for the vertebroplasty assets if we divest them, there is no assurance as to what portion of our investment we will recoup in a divestiture. Due to the uncertainties inherent in this process, we cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss. No provision for any liability that may result upon resolution of this matter has been made in the accompanying financial statements.

In January 2007, we completed our acquisition of St. Francis. The total estimated purchase price, excluding transaction costs, of up to approximately $725.3 million was comprised of $525.3 million in cash upon closing, plus additional revenue-based contingent payments of up to $200.0 million payable in either cash or a combination of cash and stock, at Kyphon's election. The payments were contingent upon the attainment of certain revenue thresholds during specified periods through June 2008, although we presently anticipate paying the additional payments to St. Francis' shareholders during 2007, subject to any appropriate withholding provided for by the agreement with St. Francis, as a result of our proposed merger with Medtronic. The contingent purchase price liability is not included in the table above.

In July 2007, we purchased a 19,200 square-foot building in North Carolina for approximately $1.3 million, which will become our U.S. distribution center.

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

Off-Balance Sheet Arrangements. We do not have any off-balance sheet financing as of June 30, 2007. All of our subsidiaries are included in the financial statements, and we do not have relationships with any special purpose entities.

Stock Repurchase. Our Board of Directors approved a stock repurchase program on November 7, 2002, pursuant to which we may purchase up to 2,000,000 shares of our outstanding common stock. The duration of the repurchase program is open- ended. Under the program, we may purchase shares of common stock through open market transactions at prices deemed appropriate by our management and the Board of Directors. The purchases will be funded from available working capital. In 2002, we repurchased 30,000 shares pursuant to this repurchase program. We have not repurchased any of our common stock since 2002.

Summary. We believe our cash generated from operations, together with our cash, cash equivalents, investments, and borrowings available under our revolving credit facility will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and our contractual payments and any contingent payments that become due related to the acquisitions described for at least the next 12 months, with the exception of any contingent payments due to St. Francis accelerated as a result of our proposed merger with Medtronic. We anticipate conducting significant additional clinical trial activity both in the United States and abroad to collect further data that may support the use and clinical efficacy of our products. The costs of these trials will be significant. If existing cash, cash equivalents, and cash generated from operations are insufficient to satisfy our liquidity requirements, whether as a result of investment in new markets or businesses through both internal or external business development, expansion of product lines, additional clinical trials, possible increased capital expenditures, or for other reasons related to our business, we may seek to sell additional equity securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock, and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or eliminate certain of our business expansion activities. Under our Merger Agreement with Medtronic, we are obligated to operate in the ordinary course of business, and are restricted from taking specified actions, until the merger is completed or the Merger Agreement terminated. Among these, we are restricted in our ability to incur or become liable for any indebtedness without Medtronic's consent, except for short-term debt incurred in the ordinary course of business consistent with past practice to fund working capital requirements. As a result, if we need to incur indebtedness in order to satisfy non-ordinary course obligations that arise prior to closing, we may need to obtain Medtronic's consent in order to do so. Medtronic's failure to grant consent could cause us to default under these obligations, and subject us to legal claims by third parties.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and are to be applied prospectively. We are currently evaluating the impact, if any, of the adoption of SFAS No. 157 will have on our financial reporting.

In February 2007, the FASB issued SFAS No. 159, "Fair Value Option For Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires that the fair value of the assets and liabilities that the company has chosen to report at fair value be shown on the face of the balance sheet. SFAS No. 159 also requires companies to provide additional information to enable users of the financial statements to understand the company's reasons for electing the fair value option and how changes in the fair values affect earnings for the period. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact SFAS No. 159 may have on our financial position and operating results.

In June 2007, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 07-3, "Accounting for nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities" ("EITF No. 07-3"). EITF No. 07-3 requires nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the potential impact, if any, EITF No. 07-3 may have on its financial position and operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have interest rate risk on earnings from the LIBOR index that is used to determine the interest rates on our Revolving Credit Facility. The Revolving Credit Facility bears interest at Base Rate plus 0.25-1.25 or LIBOR plus 1.25-2.25% (the range of limits being related to our consolidated leverage ratio). Based on a sensitivity analysis, as of June 30, 2007, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would not result in a significant change in net income (loss) before income taxes over the next 12 months. The notes bear a fixed interest rate.

At June 30, 2007, we have minimal exposure to interest rate risk related to our investment portfolio. Our investment portfolio consists of money market instruments. Due to the nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

We have operated mainly in the United States, and 77.7% and 81.6% of our sales were made in U.S. dollars for the six months ended June 30, 2007 and 2006, respectively. The majority of our non-U.S. sales are derived from European Union countries and denominated in the Euro. Monthly income and expense from our European operations are translated using average rates and balance sheets are translated using month end rates. Differences are recorded within stockholders' equity as a component of accumulated other comprehensive income or to the income statement, as applicable. As our revenues denominated in currencies other than the dollar increase, we have an increased exposure to foreign currency rate risk. Based on our overall exposure for foreign currency at June 30, 2007, a hypothetical 10% change in foreign currency rates would not have a material impact on our net sales and operating expenses. We may elect to mitigate this rate risk, in part or in whole, through the purchase of forward currency contracts.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Kyphon's Chief Executive Officer, Richard W. Mott and the Chief Financial Officer and Treasurer, Maureen L. Lamb, evaluated the effectiveness of Kyphon's disclosure controls and procedures as of the end of the period covered by this report, and concluded that Kyphon's disclosure controls and procedures were effective to ensure that the information Kyphon is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that the information required to be disclosed by Kyphon in the reports that it files or submits under the Exchange Act is accumulated and communicated to Kyphon's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  During the quarter ended June 30, 2007, there were no changes in Kyphon's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Kyphon's internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2005, Dr. Harvinder Sandhu, an orthopaedic surgeon, and Kyphon filed suit in federal district court in Memphis, Tennessee against Medtronic Sofamor Danek ("MSD") and several other related corporate entities seeking damages and injunctive relief in connection with MSD's Arcuate XP product. Medtronic counterclaimed against Dr. Sandhu and Kyphon for various breach of contract claims. Kyphon is also presently asserting four of its U.S. patents (numbers 4,969,888, 5,108,404, 6,235,043, and 6,863,672) against MSD's Arcuate XP product. Although trial was set for March 2008, all proceedings have now been stayed indefinitely in light of the definitive Merger Agreement executed in July 2007 by Medtronic to acquire Kyphon. Kyphon anticipates the stay will remain in place pending the earlier of the termination of the definitive agreement or closing of the transaction. See Note 12 of the Notes to Condensed Consolidated Financial Statements. No provision for any liability that may result upon resolution of this matter has been made in the accompanying financial statements.

In April 2006, MSD and several related entities filed suit against Kyphon in federal district court in the Northern District of California, alleging that Kyphon's KyphX vertebral bone tamps and/or related products infringe what presently constitute four balloon catheter patents (numbers 4,820,349, 5,759,191, 6,179,856 and 5,759,173. Although trial was scheduled for January 2008 and a Markman hearing was conducted in April 2007 to determine the scope of the four asserted patents, all proceedings have now been stayed indefinitely in light of the definitive Merger Agreement executed in July 2007 by Medtronic to acquire Kyphon. Kyphon anticipates the stay will remain in place pending the earlier of the termination of the definitive agreement or closing of the transaction. See Note 12 of the Notes to Condensed Consolidated Financial Statements. No provision for any liability that may result upon resolution of this matter has been made in the accompanying financial statements.

During 2005, a U.S. Attorney's Office ("USAO") in New York received a complaint, which Kyphon believes is a qui tam complaint, that alleges impropriety in Kyphon's business. Qui tam is a provision under the False Claims Act ("FCA") (31 U.S.C. 3729 et seq.), which allows for a private individual, sometimes known as a whistleblower, with alleged knowledge of past or present fraud on the U.S. federal government to bring suit on behalf of the government. Although no subpoena has been issued to Kyphon in connection with this complaint, the USAO is investigating Kyphon's sales and marketing practices, including how Kyphon's sales representatives communicated with customers in the past regarding the Medicare reimbursement available to hospitals and the appropriate site-of-service for using Kyphon's products in surgical procedures. The USAO has asked to review some of Kyphon's documentation relevant to the investigation, most of which Kyphon has already produced, and has interviewed many of Kyphon's former employees and some of its customers regarding the issues being investigated. In determining whether certain third parties who are not under Kyphon's control have any relevant documents, the USAO issued an administrative subpoena to one of Kyphon's directors and two of its shareholder. Kyphon continues to believe it is in substantial compliance with the healthcare laws applicable to it. Even though Kyphon has not received a subpoena regarding the complaint or its allegations, it has voluntarily cooperated with the USAO throughout the investigation, through the production of documents and management interviews, and continues to engage in discussions to permit the USAO to develop an informed opinion on how to resolve its investigation.  The USAO and Kyphon are presently in discussions regarding a potential resolution of this matter and we believe an initial settlement demand from the USAO may issue in the next several weeks based on the USAO's apparent belief, with which we disagree, that some of our past conduct violated the FCA. The nature and potential timing of any resolution remain uncertain at this time, but could, among other things, require monetary payments and include the potential for additional governmental oversight. Although Medtronic, Inc's obligation to acquire the Company under the recently announced Merger Agreement is not conditioned on the USAO investigation be resolved in the Company's favor, resolved without a monetary payment or additional governmental oversight, or resolved at all before closing of the transaction, the Company will need Medtronic's consent to resolve the ongoing USAO investigation if the Company is able to reach an acceptable agreement with the government and decides that it would like to resolve the matter before the transaction has closed. Although Kyphon believes it has cooperated, and presently intends to continue to cooperate, fully with the USAO inquiry, discussions are ongoing with respect to any resolution and there can be no assurance that Kyphon will enter into a consensual resolution of this matter. If we are unable to reach a consensual resolution with the USAO or decide that a consenual resolution is not in our best interests, we may seek to defend our Company through other means, including litigation. At this time, Kyphon does not know whether the investigation itself, including the contact with Kyphon's customers, or any eventual outcome will have a material adverse impact on its business, and Kyphon can make no assurances regarding any future path the USAO or any related lawsuit may take. Due to the uncertainties inherent in this process, Kyphon cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss. Accordingly, no provision for any liability that may result upon resolution of this matter has been made in the accompanying financial statements.

In June 2006, a lawsuit was filed against Kyphon in federal district court in the Northern District of California that presently involves seven of Kyphon's current and former female U.S.-based sales employees. The lawsuit alleges, among other things, that Kyphon has engaged in gender discrimination and retaliation against plaintiffs, and also contends that they and their lawyers should be permitted to represent an alleged class of all of Kyphon's present and former female Spine Education Specialists, Spine Associates and Spine Consultants because all of those women were also allegedly discriminated against on account of their gender.  Although the plaintiffs originally claimed that they were due assorted damages of at least $100,000,000, several elements of their original complaint have now been dismissed or stricken with prejudice, as a result of motion practice by Kyphon, which would significantly reduce any possible monetary recovery available from Kyphon in the event they were to prevail. The class allegation portions of their presently amended complaint remain subject to challenge by Kyphon through a pending motion to dismiss. The case remains in its early stages; no answer has yet been filed, no trial date has been set and only very limited discovery has occurred. Although Kyphon intends to vigorously defend plaintiffs' lawsuit, this lawsuit threatens its reputation and subjects Kyphon to potential liability for significant damages. While Kyphon believes it has multiple meritorious defenses to this action, it cannot provide assurance that it ultimately will prevail on any issue in the litigation or that Kyphon will be able to successfully defend against plaintiffs' charges. Failure to successfully defend against this action could harm Kyphon's business, financial condition and operating results. Due to the inherent uncertainties of litigation, Kyphon cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss. No provision for any liability that may result upon resolution of this matter has been made in the accompanying financial statements.

From time to time, Kyphon may become involved in litigation relating to additional claims arising from the ordinary course of business. Management of Kyphon does not believe the final disposition of these matters will have a material adverse affect on the financial position, results of operations or cash flows of Kyphon.

ITEM 1A. RISK FACTORS

The following are new or modified risk factors that should be read in conjunction with the risk factors disclosed in our 2006 Annual Report on Form 10-K:

Our business and our financial condition may be adversely affected if our proposed merger with Medtronic is not completed, which could cause our stock price to decline.

Our proposed merger with Medtronic is subject to several customary conditions, including obtaining clearance from governmental entities and the approvals of the transaction by the outstanding holders of our common stock. During the many months following execution of our definitive Merger Agreement with Medtronic until we are able to secure these necessary approvals and close the transaction, our employees and customers could be significantly distracted and our business could be adversely affected by the uncertainty created by the announcement of our proposed transaction. If our proposed merger with Medtronic ultimately is not completed and we have to remain independent, we believe our business would have been, and would continue to be, adversely affected by a variety of risks, including those identified below, and we believe we would not be in as good as a position as we would have been had we not attempted the transaction with Medtronic in the first place:

  the consequences of our management's attention having been diverted from our day-to-day business over an extended period of time between execution of our definitive Merger Agreement with Medtronic and the date on which the agreement would terminate;
  the disruption to our relationships with customers and suppliers as a result of our and their efforts relating to the merger;
  potential litigation associated with our proposed transaction with Medtronic;
  damage to our financial condition as a result of actions triggered by our proposed transaction, such as the acceleration of payments to St. Francis Medical Technologies and the requirement to meet our obligations under our various financing and debt arrangements, that we otherwise would not have to take as soon or at all if we had not entered into the proposed transaction with Medtronic;
  our inability to acquire further necessary financing to fund our ongoing operations post-termination of our proposed merger with Medtronic;
  the potential distraction to our sales force caused by uncertainties relating to the proposed merger; and
  the potential loss of business to our competitors.

If our proposed merger with Medtronic is not completed, the holders of our common stock will not receive the cash merger consideration provided in the Merger Agreement.

Pursuant to the Merger Agreement, each share of our common stock that is issued and outstanding prior to the Effective Time (other than shares held by us, Medtronic or their subsidiaries, which will be canceled without payment of any consideration, and shares for which appraisal rights have been validly exercised and not withdrawn) will be converted into the right to receive $71.00 in cash, without interest. Our proposed merger with Medtronic is subject to several customary conditions, including obtaining clearance from governmental entities and the approvals of the transaction by a majority of the outstanding holders of our common stock. We may not be able to obtain all necessary approvals or to meet all closing conditions in order to complete the proposed merger. If we are not able to complete the merger, the holders of our common stock will not receive the cash merger consideration provided in the Merger Agreement.

Although we previously announced execution of two definitive agreements to acquire, respectively, both the non-vertebroplasty spine-related assets and the vertebroplasty-related assets of Disc-O-Tech Medical Technologies, Ltd., we presently believe we will not be able to close on one of those agreements, concerning the vertebroplasty-related assets, without litigation and thus may choose to divest most, if not all, of those assets, which may affect our business and our financial condition and cause our stock price to decline.

Although we previously announced execution of two definitive agreements to acquire, respectively, both the non-vertebroplasty spine-related assets and the vertebroplasty-related assets of Disc-O-Tech Medical Technologies, Ltd., we presently believe we will not be able to close on the agreement concerning the vertebroplasty-related assets without litigation with the FTC.  We are presently discussing with the FTC how to proceed on the vertebroplasty asset agreement, including a proposed Consent Decree that would likely result in us divesting most, and potentially all, of the assets encompassed by that agreement, and we may choose the divestiture path instead of litigation.  We presently believe we will be able to close the non-vertebroplasty spine-related asset transaction during the third quarter of 2007, and it is not a condition to Medtronic, Inc.'s obligation to acquire us, pursuant to our recently announced definitive Merger Agreement, that we close either of our transactions with Disc-O-Tech.  Nonetheless, our divestiture of some or all of Disc-O-Tech's vertebroplasty assets may result in increased competition to our underlying kyphoplasty business, may result in our inability to recoup some or all of our investment of $120 million, which we are obligated to pay to Disc-O-Tech even if we cannot close the vertebroplasty asset transaction, and may affect our ability to provide a vertebroplasty alternative to our customers as quickly or effectively as we otherwise would be able to, any of which could harm our business and financial condition and cause our stock price to decline.  Due to the uncertainties inherent in this process, we cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss. No provision for any liability that may result upon resolution of this matter has been made in the accompanying financial statements.

Our success is dependent upon the availability of adequate physician and hospital reimbursement by third- party payors for our products.

Our ability to commercialize our products successfully depends in significant part on the extent to which appropriate coverage and reimbursement for our products and related procedures are obtained from third-party payors, including governmental payors such as Medicare. Uncertainty exists as to the coverage and reimbursement status of new medical technologies. Procedures using our X-STOP technology and our KyphX instruments are currently covered and reimbursed by the Medicare program and other governmental and private third-party payors. As a result of developments in both physician and hospital reimbursement, including the establishment of new reimbursement codes describing kyphoplasty or the lack of specific reimbursement codes in the case of the X-STOP technology, some physicians and hospitals in some states may believe that the level of reimbursement they receive is too low to support performing these procedures. Continued use of our X-STOP and KyphX technologies by the medical community may be adversely impacted if physicians perceive that they do not receive sufficient reimbursement from third-party payors for their services in performing the procedures using our instruments. As of now, it is not possible to assess with any degree of certainty whether the implementation of various recent reimbursement code changes has had or will have any material impact on the behavior of clinicians with respect to their interest in performing our procedures.

Specifically, with regards to the X-STOP device, physician reimbursement is governed by two new Category III CPT codes, effective January 1, 2007. Category III codes are temporary codes for emerging technology and services. In the future, new, Category I CPT codes, for which national payment levels are established, could be implemented with respect to the X- STOP device or may not be available at all. In the event such new codes are implemented, it is possible that reimbursement under such codes could be at lower levels than what physicians and hospitals are currently receiving under general, unspecified codes or will receive under Category III CPT codes. As of now, it is not possible to assess the full impact of procedure-specific X-STOP device CPT codes on our business or results of operations.

There have also been recent developments for hospital inpatient reimbursement. On August 1, 2007, CMS posted the Final Rule for 2008 Hospital Inpatient Reimbursement. Among other things, the Final Rule includes reforms to implement significant revisions to the DRG hospital inpatient system. Specifically, CMS has adopted changes that are intended to ensure payments are more accurate and better reflect the severity of a patient's condition and the resources necessary for their care. CMS has also adopted changes to the DRGs for both balloon kyphoplasty procedures and procedures in which the X-STOP device is used, and has also decided that the X-STOP device would no longer qualify for the new technology add-on payment during inpatient procedures, in part because of the assignment to a higher paying DRG. The Final Rule takes effect on October 1, 2007. As of now, it is not possible to assess the full impact the Final Rule for 2008 Hospital Inpatient Reimbursement could have on our business.

There have also been recent developments for Medicare physician reimbursement. On July 2, 2007 Medicare posted the Proposed Rule for 2008 Medicare Physician Reimbursement. Among other the things, the Proposed Rule reduces overall physician reimbursement rates by approximately 9.9%. If adopted as proposed, the changes will become effective on January 1, 2008. As of now, it is not possible to assess the full impact the Proposed Rule could have on our business.

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

The FDA has notified us that it believes modifications that St. Francis previously made both to the X-STOP device itself and to the device's manufacturing process required the FDA's prior approval even though St. Francis did not seek that approval. If the FDA does not approve the modification in response to our recent submission, we could become unable to manufacture, market and sell the X-STOP device for some period of time, which could harm our business and cause our stock price to decline.

In response to the premarket approval ("PMA") annual report we submitted in February 2007 for the X- STOP device, the FDA has informed us that it believes a modification made earlier made by St. Francis to its X-STOP device- specifically a counterbore added to the female threaded hole of the Tissue Expander for accepting the screw designed to hold the X-STOP wing in place-affects the safety and effectiveness of the device and therefore required the submission of a PMA supplement prior to implementation of the modifications. Since St. Francis did not submit the required PMA supplement and receive FDA approval prior to making the modification, we submitted the PMA supplement as required promptly after receiving the FDA's notification. In addition, since we closed the transaction with St. Francis, we have received requests from the FDA to provide more information on certain defect reports concerning the wing and screw portions of the X-STOP device that St. Francis had filed with the FDA before we closed the transaction. If the FDA does not approve our PMA supplement, in light of the further information we have provided and will continue to provide, the FDA has a variety of options available to it, including ordering us to cease manufacturing, marketing and selling the X-STOP device until such time as, and only if, the FDA becomes satisfied with any additional submissions we may wish to make. Additionally, in response to the PMA annual report, the FDA has informed us that use of the alternate manufacturing site for the Sizing Distractor, an instrument used in the X-STOP procedure, which St. Francis implemented in November 2005 was not appropriately pre-approved. Even though we have submitted the PMA supplement as required and have transitioned supply of this instrument back to the original source, the FDA may not approve the alternate supplier which could cause difficulty in maintaining adequate supply of this instrument for our customers. Any decision by the FDA to prevent our continued ability to manufacture, market and sell the X-STOP device would significantly harm our business and results of operations, and could cause our stock price to decline.

We are aware that a complaint, which we believe is a qui tam complaint, is being evaluated by a U.S. Attorney's Office in connection with our marketing and sales practices, including those relating to the Medicare reimbursement available to our customer hospitals. We expect an initial settlement demand to issue in the next several weeks based on the USAO's apparent belief, with which we disagree, that some of our past conduct violated the False Claims Act. Our business and financial condition could be adversely affected and our stock price could decline if we decide to resolve this investigation in a manner that requires monetary payments or additional governmental oversight, if a subpoena or an enforcement or other action ultimately results from this investigation or through the process the USAO will use with our customers to investigate the allegations even if no enforcement or other action ultimately results.

During 2005, a U.S. Attorney's Office ("USAO") in New York received a complaint, which we believe is a qui tam complaint, that alleges impropriety in our business. Qui tam is a provision under the False Claims Act ("FCA") (31 U.S.C. 3729 et seq.), which allows for a private individual, sometimes known as a whistleblower, with alleged knowledge of past or present fraud on the U.S. federal government, to bring suit on behalf of the government. Although no subpoena has yet been issued to us in connection with this complaint, the USAO is investigating our sales and marketing practices, including how our sales representatives communicated with customers in the past regarding the Medicare reimbursement available to hospitals and the appropriate site-of-service for using our products in surgical procedures. The USAO has asked to review some of our documentation relevant to the investigation, most of which we have already produced, and has interviewed many of our former employees and customers regarding the issues being investigated. In determining whether certain third parties who are outside our control have any relevant documents, the USAO issued an administrative subpoena to one of our directors and two of our shareholders. Even though we continue to believe our Company is in substantial compliance with the healthcare laws applicable to it, we are presently in discussions with the USAO regarding a potential resolution of this matter and we believe an initial settlement demand from the USAO may issue in the next several weeks based on the USAO's apparent belief, with which we disagree, that some of our past conduct violated the FCA. The nature and potential timing of any resolution remain uncertain at this time, but could, among other things, require monetary payments and include the potential for additional governmental oversight, although there can be no assurance that we will enter into a consensual resolution of this matter. If we are unable to reach a consensual resolution or decide that a consensual resolution is not in our best interests, we may seek to defend our Company through other means, including litigation. Although Medtronic, Inc.'s obligation to acquire the Company under the recently announced Merger Agreement is not conditioned on the USAO investigation being resolved in the Company's favor, resolved without a monetary payment or additional governmental oversight, or resolved at all before closing of the transaction, the Company will need Medtronic's consent to resolve the ongoing USAO investigation if the Company is able to reach an acceptable agreement with the government and decides that it would like to resolve the matter before the transaction has closed. At this time, we do not know whether the investigation itself, including the contact with our customers, or any eventual outcome will have a material adverse impact on its business, and we can make no assurances regarding any future path the USAO or any related lawsuit may take. Our business and financial condition could be adversely affected if a subpoena or an enforcement or other action ultimately results from this investigation, either against us or against the physicians who perform procedures with our products or our customers who purchase our products, or if we choose to defend our Company through litigation instead of a consensual resolution, and could also be harmed through the process the USAO will use with our customers to investigate the allegations, even if no enforcement or other action ultimately results. This could harm our business, financial condition and operating results and cause our stock price to decline.

We are involved in a gender discrimination lawsuit that seven of our current and former female sales employees have filed against us.  Failure to successfully defend against this action could harm our business, financial condition and operating results and cause our stock price to decline.

In June 2006, a gender discrimination lawsuit was filed against Kyphon in federal district court in the Northern District of California that presently involves seven of our current and former female U.S. based employees. The lawsuit asks for injunctive relief and significant damages.  The plaintiffs also seek to convert their case against us into a class action. Although we intend to vigorously defend plaintiffs' lawsuit, this lawsuit threatens our reputation and subjects us to potential liability for significant damages. While we believe we have multiple meritorious defenses to this action, we cannot assure you that we ultimately will prevail on any issue in the litigation or that we will be able to successfully defend plaintiffs' charges.  Failure to successfully defend against this action could harm our business, financial condition and operating results and cause our stock price to decline.

If we do not complete our merger with Medtronic, or simply as a result of our proposed merger with Medtronic, we may incur additional litigation costs which may harm our business and financial condition and cause our stock price to decline.

In November 2005, we and Dr. Harvinder Sandhu, an orthopaedic surgeon, filed suit in federal district court in Memphis, Tennessee against Medtronic Sofamor Danek ("MSD") and several other related corporate entities seeking damages and injunctive relief in connection with MSD's development of its Arcuate XP product. Medtronic counterclaimed against Dr. Sandhu and Kyphon for various breach of contract claims. We are also presently asserting four of our U.S. patents (numbers 4,969,888, 5,108,404, 6,235,043, and 6,863,672) against MSD's Arcuate XP product. In addition, in April 2006, MSD and several related entities filed suit against us in federal district court in the Northern District of California, alleging that our KyphX vertebral bone tamps and/or related products infringe what presently constitute four balloon catheter patents (numbers 4,820,349, 5,759,191, 6,179,856 and 5,759,173). Although trial was set for March 2008 and January 2008, respectively, all proceedings have now been stayed indefinitely in light of the definitive Merger Agreement executed in July 2007 by Medtronic to acquire us. We anticipate the stays will remain in place pending the earlier of the termination of the definitive agreement or closing of the transaction. However, if we do not complete our merger with Medtronic, the stays will be lifted and the proceedings will continue. In addition, our proposed transaction with Medtronic could result in additional litigation against our Company in connection with the transaction itself regardless of whether we are able to close the transaction. Either of these outcomes would result in additional litigation costs and management distraction and any failure to successfully defend against these actions could harm our business and our financial condition and cause our stock price to decline.

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

Our convertible senior notes are convertible, at the option of the holder (subject to certain conditions), into shares of our common stock at an initial conversion price of approximately $58.16 per share, subject to adjustment. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of notes a holder will receive an amount in cash equal to the lesser of (i) $1,000 and (ii) the conversion value of the number of shares of our common stock as determined based on the conversion rate set forth in the indenture governing the notes. If the conversion value exceeds $1,000, we will also deliver, in addition to cash, a number of shares of our common stock equal to the sum of the daily share amounts, as defined in the indenture. Holders of the notes have the option to require us to repurchase their notes in the event of certain specified fundamental changes. The repurchase price would be 100% of the principal amount of the notes, plus accrued and unpaid interest, if any.  We may be required to pay a make-whole premium in the form of additional shares of our common stock on notes converted in connection with certain corporate transactions that also constitute fundamental changes.  The make-whole premium will be based on the trading price of our common stock on the date of the fundamental change. The number of shares of common stock issuable upon conversion of the convertible notes increases as the market price of our common stock increases. All of the above rights are subject to certain limitations imposed by our Revolving Credit Facility. Any issuance of shares as a result of the conversion of the notes would result in dilution to our stockholders. This could harm our business, financial condition and operating results and cause our stock price to decline.

In addition, in connection with the Merger Agreement we entered into on July 26, 2007 with Medtronic and Merger Sub, under Article 12 of the Indenture governing our convertible senior notes, we will be required to deliver a notice to the holders of the notes at least 35 Scheduled Trading Days (as defined in the Indenture) prior to the anticipated effective date of the Merger. Following delivery of the notice, holders will have the ability to convert their notes, during a specified window period, for a number of shares and an amount of cash set forth in the Indenture, which amounts will become due on or about 35 Scheduled Trading Days following a holder's delivery of a conversion notice, or compliance with DTC's conversion procedures, as applicable. Under Article 11 of the Indenture, we will also have certain obligations to repurchase the notes at the option of the holders following the Merger. If we are unable to satisfy the advance notice requirements for conversion of the notes in connection with the Merger, an event of default under the Indenture and under our Revolving Credit Facility could result. Any issuance of shares as a result of the conversion of the notes would result in dilution to our stockholders. This could harm our business, financial condition and operating results and cause our stock price to decline.

We may seek additional financing, which could result in dilution to our stockholders or may not be available to us on acceptable terms, if at all.

As of June 30, 2007, we had $51.9 million of cash and cash equivalents.  We believe our cash generated from operations, together with our cash, cash equivalents, and borrowings available under our revolving credit facility will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and any contingent payments that become due related to our recent acquisitions for at least the next 12 months.  If existing cash, cash equivalents, cash generated from operations and borrowings available to us under our revolving credit facility are insufficient to satisfy our cash requirements, whether as a result of expansion of product lines, increased capital expenditures, additional clinical trials, investment in new markets or businesses, payment obligations upon conversion of the convertible senior notes or for other reasons related to our business, we may seek to sell additional equity or debt securities.  The sale of additional equity or the sale of additional convertible debt securities could result in dilution to our stockholders.  If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock, and could contain covenants that would restrict our operations.  Additional financing may not be available to us when we need it or it may not be available on favorable terms, if at all.  If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or eliminate our business development activities which could harm our business, financial condition and operating results and cause our stock price to decline.

Under our Merger Agreement with Medtronic, we are obligated to operate in the ordinary course of business, and are restricted from taking specified actions, until the merger is completed or the Merger Agreement terminated. Among these, we are restricted in our ability to incur or become liable for any indebtedness without Medtronic's consent, except for short-term debt incurred in the ordinary course of business consistent with past practice to fund working capital requirements. As a result, if we need to incur indebtedness in order to satisfy non-ordinary course obligations that arise prior to closing, we may need to obtain Medtronic's consent in order to do so. Medtronic's failure to grant consent could cause us to default under these obligations, and subject us to legal claims by third parties

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an annual meeting on June 14, 2007 at our corporate headquarters in Sunnyvale, California. The first item of business was the election of two Class II directors. The nominees elected were Jack W. Lasersohn and D. Keith Grossman. All nominees were elected by a majority of votes present at the meeting as follows:

Name	Votes For	Votes Withheld
Jack W. Lasersohn	42,676,068	767,849
D. Keith Grossman	43,196,143	247,774

Directors Richard W. Mott, Karen D. Talmadge, Ph. D., Frank M. Phillips, M.D., Louis J. Lavigne, Jr., James T. Treace and Elizabeth H. Weatherman also continued in office following the annual meeting.

The proposal to approve the Amended and Restated 2002 Stock Plan was approved with 33,019,940 votes in favor, 5,830,540 votes against and 19,444 abstentions. There were 4,573,993 broker non-votes.

The appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ended December 31, 2007 was ratified with 43,419,172 votes in favor, 18,660 against and 6,085 abstentions.

ITEM 5. OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as amended, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the "Act"), we are required to disclose the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee has approved the engagement of PricewaterhouseCoopers LLP for the following non-audit services: (1) various tax matter consultations concerning foreign, U.S. federal and state taxes; and (2) the preparation of federal and state income tax returns.

ITEM 6. EXHIBITS

Number	Description
10.1 (1)	Amended and Restated 2002 Stock Plan
10.2 (2)	Agreement and Plan of Merger, dated as of July 26, 2007, by and among Kyphon Inc., Medtronic, Inc., and Jets Acquisition Corporation.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. PDF

(1) Incorporated by reference from our Definitive Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on April 30, 2007.

(2) Incorporated by reference from our Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 27, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kyphon Inc .

Date: August 9, 2007	By: /s/ Richard W. Mott Richard W. Mott President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2007	By: /s/ Maureen L. Lamb Maureen L. Lamb Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)