Form 10-Q
period 2007-09-30
KYPHON INC
filed 2007-11-09
CIK 1123313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES    ☐        NO    ☒

Class	Shares Outstanding at October 31, 2007
Common Stock, $0.001 par value	46,259,742

Note: PDF provided as a courtesy

KYPHON INC.
FORM 10-Q
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KYPHON INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

                                                            Three Months Ended            Nine Months Ended
                                                              September 30,                September 30,
                                                         --------------------------   --------------------------
                                                             2007          2006           2007          2006
                                                         ------------  ------------   ------------  ------------
Net sales                                               $    144,942  $    102,678   $    417,410  $    295,168

Operating costs and expenses:
    Cost of goods sold                                        19,719        13,046         58,715        36,924
    Research and development                                  13,462        10,376         38,726        28,613
    Sales and marketing                                       62,968        48,609        190,464       142,644
    General and administrative                                23,035        15,307         62,992        43,371
    Certain litigation charges                                75,000            --         75,000            --
    Amortization of acquired intangible assets                 5,480           283         15,299           849
    In-process research and development                           --            --         21,300            --
                                                         ------------  ------------   ------------  ------------
        Total operating expenses                             199,664        87,621        462,496       252,401
                                                         ------------  ------------   ------------  ------------
Income (loss) from operations                                (54,722)       15,057        (45,086)       42,767
Interest expense                                              (4,140)           --        (19,589)           --
Interest income and other, net                                 1,863         2,254          3,986         6,457
                                                         ------------  ------------   ------------  ------------
Income (loss) before income taxes                            (56,999)       17,311        (60,689)       49,224
Provision for income taxes                                     8,340         7,780         16,270        21,720
                                                         ------------  ------------   ------------  ------------
Net income (loss)                                       $    (65,339) $      9,531   $    (76,959) $     27,504
                                                         ============  ============   ============  ============
Net income (loss) per share:
    Basic                                               $      (1.42) $       0.21   $      (1.69) $       0.62
                                                         ============  ============   ============  ============
    Diluted                                             $      (1.42) $       0.21   $      (1.69) $       0.60
                                                         ============  ============   ============  ============
Weighted-average shares outstanding:
    Basic                                                     45,990        44,572         45,616        44,313
                                                         ============  ============   ============  ============
    Diluted                                                   45,990        46,305         45,616        46,158
                                                         ============  ============   ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

                                                                              September 30,   December 31,
                                                                                  2007           2006
                                                                              -------------  -------------
Assets
Current assets:
   Cash and cash equivalents                                                 $      41,073  $      81,939
   Investments                                                                          --        120,214
   Accounts receivable, net                                                        103,447         73,859
   Inventories                                                                      18,780         11,869
   Prepaid expenses and other current assets                                        15,169          7,520
   Deferred tax assets                                                              15,461          6,072
                                                                              -------------  -------------
      Total current assets                                                         193,930        301,473
Property and equipment, net                                                         45,024         27,590
Goodwill                                                                           554,967          4,802
Intangible assets, net                                                             200,562          9,940
Deferred tax assets                                                                     --         14,955
Other assets                                                                       115,306         69,846
                                                                              -------------  -------------
      Total assets                                                           $   1,109,789  $     428,606
                                                                              =============  =============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                          $      16,765  $      10,447
   Accrued liabilities                                                             141,059         62,980
   Debt - short term                                                               170,000             --
                                                                              -------------  -------------
      Total current liabilities                                                    327,824         73,427
Other liabilities                                                                   33,613         10,479
Debt - long term                                                                   391,740             --
Deferred tax liabilities                                                            58,145             --
                                                                              -------------  -------------
      Total liabilities                                                            811,322         83,906
                                                                              -------------  -------------
Commitments and contingencies (Note 10)

Stockholders' equity:
   Common stock, $0.001 par value per share                                             46             45
   Additional paid-in capital                                                      314,637        284,672
   Treasury stock, at cost                                                            (201)          (201)
   Accumulated other comprehensive income                                            2,927          1,607
   Retained earnings (accumulated deficit)                                         (18,942)        58,577
                                                                              -------------  -------------
      Total stockholders' equity                                                   298,467        344,700
                                                                              -------------  -------------
      Total liabilities and stockholders' equity                             $   1,109,789  $     428,606
                                                                              =============  =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYPHON INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                 ----------------------
                                                                                    2007        2006
                                                                                 ----------  ----------
Cash flows from operating activities:
  Net income (loss)                                                             $  (76,959) $   27,504
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Provision for accounts receivable allowances                                       969         525
    Provision for excess and obsolete inventories                                    2,688       1,201
    Depreciation and amortization                                                   31,279       4,738
    Loss on disposal of property and equipment                                           3         211
    Deferred tax assets                                                             (6,422)     (5,345)
    Tax benefits related to stock-based compensation plans                           7,848       4,788
    Excess tax benefit related to stock-based compensation plans                    (6,529)     (3,522)
    Stock-based compensation                                                        25,107      20,862
    Certain litigation charges                                                      75,000          --
    In-process research and development                                             21,300          --
    Changes in operating assets and liabilities (net of acquired amounts):
       Accounts receivable                                                         (14,696)     (8,099)
       Inventories                                                                  (2,350)     (3,520)
       Prepaid expenses and other current assets                                    (2,637)     (2,112)
       Accounts payable                                                              3,496         107
       Accrued liabilities                                                          (1,586)      8,681
       Other                                                                        18,646         945
                                                                                 ----------  ----------
                   Net cash provided by operating activities                        75,157      46,964
                                                                                 ----------  ----------
Cash flows from investing activities:
    Purchase of property and equipment                                             (21,308)     (9,392)
    Acquisition of St. Francis, net of cash acquired                              (727,709)         --
    Nonrefundable deposit for acquisition                                          (40,000)         --
    Maturities and sales of investments                                            120,215     120,318
    Purchase of investments                                                             --    (133,525)
                                                                                 ----------  ----------
                   Net cash used in investing activities                          (668,802)    (22,599)
                                                                                 ----------  ----------
Cash flows from financing activities:
    Proceeds from term loan, net                                                   416,342          --
    Proceeds from issuance of convertible notes, net                               390,000          --
    Proceeds from credit facility                                                  240,000          --
    Repayment of term loan                                                        (425,000)         --
    Repayment of credit facility                                                   (70,000)         --
    Proceeds from sale of warrants                                                  76,614          --
    Purchase of call options                                                      (112,000)         --
    Proceeds from issuance of common stock                                           8,264       6,286
    Proceeds from exercise of stock options                                         20,442       9,182
    Excess tax benefit related to stock-based compensation plans                     6,529       3,522
                                                                                 ----------  ----------
                   Net cash provided by financing activities                       551,191      18,990
                                                                                 ----------  ----------
Effect of foreign exchange rate changes on cash and cash equivalents                 1,588         647
                                                                                 ----------  ----------
Net increase (decrease) in cash and cash equivalents                               (40,866)     44,002
Cash and cash equivalents at beginning of period                                    81,939      76,149
                                                                                 ----------  ----------
Cash and cash equivalents at end of period                                      $   41,073  $  120,151
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

On July 26, 2007, the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Medtronic, Inc., a Minnesota corporation ("Medtronic"), and Jets Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Medtronic ("Merger Sub"). On November 2, 2007, pursuant to the Merger Agreement Medtronic acquired all of the outstanding shares of the Company for $71.00 per share in cash and Merger Sub was merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Medtronic. At the time of filing of this Form 10-Q, Medtronic, through its affiliates, is the sole shareholder of the Company (see Note 2).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements as of that date; however, the accompanying financial statements do not include all annual disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. The results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any future period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 2006, which was filed with the SEC on February 28, 2007.

Significant Accounting Policies

The Company's significant accounting policies are disclosed in the Company's Form 10-K for the year ended December 31, 2006. Except for the Company's adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" effective January 1, 2007 (see Note 11) and as discussed below, the Company's significant accounting policies have not changed significantly as of September 30, 2007.

Revenue Recognition

The Company's revenue is derived primarily from the sale of its products to customers, distributors and sales agents.  The Company sells its products through a direct sales organization in the United States, Europe and Canada.  The Company also has distributors in other countries in which they do not have a direct sales force.  As a result of the acquisition of St. Francis Medical Technologies, Inc. ("St. Francis"), the Company also has sales agents in certain countries in which it does not have a direct sales force or distributor.  For transactions with the Company's sales agents, revenue is recognized at the time the product has been used or implanted.  For all other sales transactions revenue is considered to be realized or realizable and earned when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectibility is reasonably assured.  These criteria are generally met at the time of shipment when the risk of loss and title passes to the customer or distributor.  Provisions for discounts and rebates are recorded as a reduction of revenue in the period revenue is recognized.  Provisions for estimated returns are based upon historical trends and are recorded as a reduction of revenue in the period revenue is recognized.

Freight billed to customers is included in net sales, and expenses incurred for shipping products to customers are included in cost of goods sold.

Reclassification

Certain amounts in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. The reclassification had no impact on the previously reported net income.

NOTE 2--Merger with Medtronic, Inc.

On November 2, 2007, after receipt of all necessary clearances and approvals from U.S. and foreign competition authorities and the holders of a majority of the outstanding shares of the Company's common stock, the Company became a wholly owned subsidiary of Medtronic.

On the terms and subject to the conditions of the Merger Agreement, which was approved by the shareholders of the Company, at the effective time of the Merger, which occurred on November 2, 2007 (the "Effective Time"), each share of common stock, par value $0.001, of the Company ("Kyphon's Common Stock") issued and outstanding prior to the Effective Time (other than shares held by the Company, Medtronic or their subsidiaries, which was canceled without payment of any consideration, was converted into the right to receive $71.00 in cash, without interest (the "Merger Consideration"). Each outstanding option to purchase Kyphon's Common Stock held by non-employee directors, or vested and exercisable as of the Effective Time and held by employees or consultants, was canceled in exchange for the right to receive in cash the amount by which the Merger Consideration exceeds the exercise price. Each outstanding option to acquire Kyphon's Common Stock that was not vested and exercisable as of the Effective Time and was held by an employee or consultant, remained outstanding and was converted into the right to acquire a number of shares of Medtronic common stock as determined by reference to the Merger Consideration and the trading price of Medtronic common stock for the ten trading days prior to the Effective Time. Unvested restricted stock and restricted stock units were also assumed on the basis described in the Merger Agreement. Unvested securities will be fully accelerated upon an employee's termination without cause or upon effective termination, i.e. resignation for "good reason," within twelve months after the Effective Time.

NOTE 3--Acquisitions:

St. Francis Medical Technologies, Inc.

On January 18, 2007, the Company acquired all of the fully diluted equity of St. Francis, a privately held, California-based company that manufactures the X-STOP IPD System, an interspinous process device for treating LSS that has been approved for marketing by the United States Food and Drug Administration ("FDA") and which carries the CE Mark (a mark that allows the Company to market a product throughout the European Union). The purpose of the St. Francis acquisition was to enter the market for the treatment of LSS in the United States and worldwide. LSS is a narrowing or constriction of the spinal canal, and/or the peripheral passages through which the nerve roots pass, causing impingement on the spinal cord and the nerve roots extending from the spinal cord to the legs. LSS manifests itself primarily during extension (bending backwards) of the spine, and the X-STOP is therefore designed to limit extension at the treated level. The X-STOP technology is complementary to the Company's own extension--limiting technology for the treatment of LSS, the next-generation, percutaneous Aperius PercLID device, which the Company has now commercially launched in Europe.

The total purchase price, excluding transaction costs, of $725,280,000 was comprised of $525,280,000 in cash upon closing, plus additional revenue-based contingent payments of up to $200,000,000 which were payable in either cash or a combination of cash and stock, at the Company's election. The purchase price was supported by estimates of future sales and earnings of St. Francis, as well as the value of the acquired workforce and other projected synergies which contributed to the purchase price being in excess of the fair value of net assets acquired. The future payments were contingent upon the attainment of certain revenue thresholds during specified periods through June 2008. Under the terms of the Company's merger agreement with St. Francis, the revenue-based contingent payments became due as a result of the Company's proposed Merger with Medtronic, and were paid in full during the three months ended September 30, 2007. Accordingly, this amount has been recognized as additional goodwill. The Company financed the initial transaction and the contingent payments through a combination of cash on hand and debt financing (see Note 9).

The total preliminary purchase price at the date of acquisition ("Original Amount") and the adjusted preliminary purchase price including the $200,000,000 of contingent payments made for the acquisition of St. Francis is as follows (in thousands):

                                                                      Amount as of
                                              Original                September 30,
                                               Amount     Adjustment     2007
                                              ---------   --------- --------------
Cash                                         $ 108,938  $   30,000 $      138,938
Debt issued (net)                              416,342     170,000        586,342
Estimated direct transaction costs               5,868         135          6,003
                                              ---------   --------- --------------
Total preliminary purchase price             $ 531,148  $  200,135 $      731,283
                                              =========   ========= ==============

The results of operations of St. Francis were included in the Company's consolidated financial statements effective January 18, 2007.

Preliminary Purchase Price Allocation

The preliminary allocation of the purchase price to St. Francis's tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition as determined by the Company's management. The Company is responsible for determining the valuation of the intangible assets acquired. Further adjustments to these estimates may be included in the final allocation of the purchase price of St. Francis, if the adjustment is determined within the purchase price allocation period (up to twelve months from the closing date). The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. The preliminary purchase price at the acquisition date ("Original Amount") and the revised preliminary purchase price as of September 30, 2007, have been allocated as follows (in thousands):

                                                                           Amount as of
                                                    Original               September 30,
                                                     Amount     Adjustment     2007
                                                    ---------   --------- --------------
Tangible net assets acquired                       $  19,336  $     (110)$       19,226
Identifiable intangible assets                       204,900       1,000        205,900
In-process research and development                   21,300          --         21,300
Unearned compensation                                  3,939          --          3,939
Goodwill                                             352,510     197,502        550,012
Deferred tax liability, net of deferred tax asset    (70,837)      1,743        (69,094)
                                                    ---------   --------- --------------
Total preliminary purchase price                   $ 531,148  $  200,135 $      731,283
                                                    =========   ========= ==============

The Company has estimated the fair value of tangible assets acquired and liabilities assumed. These estimates are subject to further review by the Company's management upon completion of the audit of St. Francis consolidated financial statements for the year ended December 31, 2006. As a result of the ongoing analysis of the St. Francis consolidated financial statements, adjustments have been made to the tangible net assets acquired. The allocation of the purchase price is substantially complete, with the remaining allocation to be completed pending the analysis of the St. Francis consolidated financial statements and the resolution of certain tax matters, which the Company expects to record as an adjustment to goodwill and deferred taxes. Adjusted tangible assets and liabilities assumed consist of the following as of September 30, 2007 (in thousands):

Cash                                               $   3,574
Accounts receivable                                   12,957
Inventory                                              9,677
Prepaid and other current assets                         781
Property and equipment                                   317
Other assets                                           1,513
Accounts payable                                      (2,467)
Accrued liabilities                                   (6,584)
Other long-term liabilities                             (542)
                                                    ---------
                                                   $  19,226
                                                    =========

Tangible net assets acquired include liabilities for estimated facility exit costs of approximately $472,000, employee severance costs of approximately $141,000 and approximately $1,784,000 of exit costs relating to distributor agreements. Through September 30, 2007, the Company had paid approximately $1,034,000 of the distributor exit costs and all of the employee severance costs. The Company expects to pay the remaining distributors and to vacate the St. Francis facility by the end of 2007.

The Company has estimated the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach, which included an analysis of the completion costs, cash flows, other required assets and risk associated with achieving such cash flows. No amount of goodwill is expected to be deductible for tax purposes. The changes in the net tangible assets acquired, as discussed above, resulted in an adjustment to the fair value of the acquired identifiable intangible assets. The estimated fair value of the acquired intangible assets will be amortized over an estimated useful life of 10 years.

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

The Company recorded unearned compensation of $3,939,000 representing the portion of the cash issuable to certain St. Francis employee shareholders placed in an escrow account and subject to vesting and forfeiture based on continued employment. Amounts vest ratably over a period of two to six months based on continued employment and were recorded as compensation expense by the Company. During the three and nine months ended September 30, 2007, the Company recognized compensation expense of $17,000 and $3,939,000, respectively, relating to the vesting of these escrowed amounts.

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information is based on the respective historical financial statements of the Company and St. Francis. The unaudited pro forma financial information reflects the consolidated results of operations as if the acquisition of St. Francis occurred at the beginning of each period and includes the amortization of the resulting identifiable acquired intangible assets, effects of the estimated write-up of St. Francis inventory to fair value on cost of goods sold, compensation expense related to the vesting of the escrowed purchase consideration, interest expense on the term loan used to finance the acquisition and the related income tax effects calculated at the applicable statutory rate. The pro forma data for the nine month period ended September 30, 2006 includes a non-recurring charge, consisting of in-process research and development of $21,300,000. The unaudited pro forma financial data presented are not necessarily indicative of the Company's results of operations that might have occurred had the transaction been completed at the beginning of each period, as applicable, and do not purport to represent what the Company's consolidated results of operations might be for any future period (in thousands, except per share amounts).

                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                     ------------    ---------------------------
                                         2006           2007            2006
                                     ------------    -----------     -----------

Pro forma net sales                $     119,456   $    420,506   $     331,693
Pro forma net income (loss)        $       7,183   $    (84,646)  $     (12,123)

Pro forma net income (loss) per share:

Basic                              $        0.16   $      (1.86)  $       (0.27)
                                     ============    ===========     ===========
Diluted                            $        0.16   $      (1.86)  $       (0.27)
                                     ============    ===========     ===========

Weighted-average shares outstanding:

Basic                                     44,572         45,616          44,313
                                     ============    ===========     ===========
Diluted                                   46,305         45,616          44,313
                                     ============    ===========     ===========

Disc-O-Tech Medical Technologies, Ltd.

On December 20, 2006, the Company entered into two definitive agreements to acquire all of the spine-related product assets and associated intellectual property rights of Disc-O-Tech Medical Technologies Ltd. and its U.S. subsidiary (collectively, "Disc-O-Tech") in two transactions to be accounted for using the purchase method of accounting. Completion of the first agreement concerning Disc-O-Tech's non-vertebroplasty spine-related assets will enable the Company to further broaden its focus in minimally invasive spine therapies by adding the B-Twin™ Expandable Spinal System technology for minimally invasive fusion in patients with degenerative disc disease in the lumbar and cervical spine, which is CE marked but not presently available in the United States. The first agreement's assets also include Disc-O-Tech's SKy™ Bone Expander System, which is available only outside the United States for use in the treatment of vertebral compression fractures. The second agreement's assets include Disc-O-Tech's vertebroplasty-related Confidence™ Cement System (the "Confidence System"), which would be another option for the treatment of vertebral compression fractures and would be complementary to the Company's existing KyphX technology, depending on a patient's individual needs and a clinician's goals for his or her patients.

The aggregate estimated purchase price for both agreements, excluding transaction costs, is approximately $220,000,000, plus a contingent payment of up to $20,000,000 payable in cash for the development of future technologies. Upon the signing of the first agreement on December 20, 2006, the Company made a nonrefundable payment of $60,000,000 to Disc-O-Tech, comprised of $20,000,000 in cash and the release of $40,000,000 that was held in escrow. On February 1, 2007, the Company made an additional nonrefundable payment of $40,000,000 to Disc-O-Tech. As of September 30, 2007, these aggregate payments of $100,000,000 are presented as a nonrefundable deposit on the accompanying balance sheet within Other Assets. In November 2007, the Company completed its acquisition of the non- vertebroplasty spine-related assets and associated intellectual property rights of Disc-O-Tech. This transaction will be accounted for using the purchase method of accounting.

Under the second agreement, the Company agreed to make nonrefundable payments to Disc-O-Tech for an aggregate amount of $120,000,000 in cash on a deferred basis, payable in three equal annual installments beginning in January 2008, plus $20,000,000 of contingent payments for the development of future technologies. In October 2007, the Company entered into a Consent Decree with the FTC and U.S. Department of Justice with respect to its acquisition of the vertebroplasty spine-related assets and associated intellectual property rights of Disc-O-Tech. Under the terms of the Consent Decree, the Company agreed to divest the vertebroplasty spine-related assets and associated intellectual property rights of Disc-O-Tech encompassed by the second agreement.

In November 2007, the Company entered into a definitive agreement to divest substantially all of the vertebroplasty spine-related assets and associated intellectual property rights of Disc-O-Tech encompassed by the second agreement. Under the terms of the divestiture agreement, the acquirer agreed to assume substantially all of the Company's payment obligations under the vertebroplasty acquisition agreements. The divestiture agreement remains subject to regulatory clearances and other customary conditions.

NOTE 4--Stock-Based Compensation:

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

In April 2002, the Board of Directors adopted the 2002 Stock Plan, which was also approved by the Company's stockholders in April 2002. The 2002 Stock Plan, which will terminate no later than 2012, provides for the granting of incentive stock options to employees and nonqualified stock options, restricted stock units, and stock purchase rights to employees, directors and consultants. In April 2007, the Board of Directors adopted an amended and restated 2002 Stock Plan, which was approved by the Company's stockholders at the Company's 2007 annual meeting of stockholders on June 14, 2007. The amended and restated 2002 Stock Plan was adopted for purposes of ensuring the Company's ability to deduct, for tax purposes, compensation issued under the 2002 Stock Plan to certain of its executives pursuant to Section 162(m) of the Internal Revenue Code and to remove the Company's ability to reprice options issued under the 2002 Stock Plan without first seeking stockholder approval for such repricing. To date, no repricings have occurred. In July 2007, the Board of Directors adopted an amended and restated 2002 Stock Plan that, in addition to stock options and stock purchase rights, provides for the grant of restricted stock units ("RSUs"). Generally, RSUs granted pursuant to the 2002 Stock Plan vest in three equal annual installments.  Within a specified period of time following vesting, a number of shares of the Company's common stock corresponding to the number of RSUs vested will be issued to the applicable participant. At September 30, 2007, approximately 324,000 shares of common stock were subject to awards under the 2002 Stock Plan and approximately 463,000 shares of common stock remained reserved for future issuance under the 2002 Stock Plan.

In April 2002, the Board of Directors adopted the 2002 Director Option Plan. The 2002 Director Option Plan, which will terminate no later than 2012, provides for the granting of nonqualified stock options to non-employee directors. At September 30, 2007, 180,000 shares of common stock remained reserved for future issuance under the 2002 Director Option Plan.

For the 2002 Director Option Plan and the amended and restated 2002 Stock Plan, the administrator has the authority to determine to whom awards will be granted, the number of shares subject to such awards, the term, if applicable, and exercise price (which cannot be less than the estimated fair market value at the date of grant for incentive stock options or 85% of the estimated fair market value for nonqualified stock options). If an employee owns stock representing more than 10% of the outstanding shares, the exercise price of any incentive stock option shall be at least 110% of estimated fair market value, as determined by the Board of Directors. Options are exercisable at times and increments as specified by the administrator, and generally expire ten years from the date of grant. The other terms and conditions of awards are set by the administrator at the time of grant.

Pursuant to the terms of the Merger Agreement with Medtronic, the 2002 Stock Plan will remain outstanding and will continue to govern the terms of options and other equity-based compensation awards held by employees and non-employees that are unvested at the Effective Time and assumed by Medtronic pursuant to the Merger Agreement. Pursuant to the terms of the Merger Agreement, all vested options held by employees and consultants and all vested and unvested options held by non-employee directors were canceled at the Effective Time in exchange for the right to receive in cash the amount by which $71.00 per share exceeds the exercise price at the Effective Time. At the Effective Time, the Company recognized compensation expense associated with the acceleration of unvested options held by non-employee directors. In addition, the Company has previously entered into change of control severance agreements with each of its executive officers as well as with certain other members of its senior management. These agreements provide that if such individual's employment is terminated within ninety days preceding a change of control (as defined in the change of control severance agreements) or twelve months following a change of control for reasons other than cause, disability, or death or by the individual for good reason (as defined in the change of control severance agreement) amongst other benefits, all restrictions on any outstanding equity-based compensation awards granted to the individual will terminate and the awards will become fully vested and immediately exercisable. The Company will recognize compensation expense associated with the acceleration of any unvested stock options or RSUs in the case of an individual terminated in accordance with the terms of the change of control severance agreement.

Employee Stock Purchase Plans

During 2006, the Company offered an Employee Stock Purchase Plan (the "2002 ESPP") under which eligible employees were permitted to purchase common stock at a discount through payroll deductions. The 2002 ESPP contained consecutive, overlapping twenty- four month offering periods. Each offering period included four six-month purchase periods. The price of the common stock purchased was the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period.

In June 2006, the Company's stockholders approved the termination of the 2002 ESPP, effective after the February 1, 2007 purchase date, and the adoption of the 2007 Employee Stock Purchase Plan (the "2007 ESPP"). The 2007 ESPP took effect on February 1, 2007 and the 2002 ESPP automatically terminated after the final purchases under the 2002 ESPP were made on that date.  The 2007 ESPP reduced the "look-back" period available under any offering by eliminating the 24-month "look-back" period available under the 2002 ESPP and replacing it with a six-month "look-back" period.  The price of the common stock purchased under the 2007 ESPP was the lower of 85% of the fair market value of the common stock at the beginning or at the end of each six month offering period. The maximum number of shares authorized for sale under the 2007 ESPP was 1,000,000. The Board of Directors had the ability to amend, suspend or terminate the 2007 ESPP at any time. The Company issued approximately 266,000 shares of common stock under the 2002 ESPP and the 2007 ESPP during the nine months ended September 30, 2007.

Pursuant to the terms of the Merger Agreement with Medtronic, the 2007 ESPP terminated upon closing of the transaction with Medtronic on November 2, 2007. All payroll deductions made during the offering period in progress at the time of the termination of the 2007 ESPP, will be refunded to participants pursuant to the terms of the Merger Agreement with Medtronic. As the cancellation of the purchase period will not be accompanied by a concurrent replacement grant, any unrecognized compensation cost was recognized at the Effective Time for canceled awards.

Valuation and Expense Information

The Company accounts for all share-based payment awards made to employees and directors, including employee stock options, RSUs and employee stock purchases based on estimated fair values. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period for each separately vesting tranche of the award.  Employee stock-based compensation expense recognized for the three and nine months ended September 30, 2007 was approximately $9,197,000 and $22,746,000, respectively. For the same periods in 2006, employee stock-based compensation expense recognized was approximately $6,690,000 and $20,033,000, respectively.

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

In August 2007, the Company granted approximately 325,000 RSUs to certain employees. The RSUs vest over three years in three equal installments on the first, second and third anniversaries of the date of grant.  The Company estimates the value of RSUs based on the closing market price of the Company's common stock on the date of grant. Based on the Company's closing stock price of $65.93 on the date of grant, the total grant-date fair value of the RSUs is approximately $21,421,000 and is being amortized over the requisite service period for each separately vesting tranche of the award.

The effect of employee stock-based compensation expense recognized was as follows (in thousands, except per share amounts):

                                                Three Months Ended           Nine Months Ended
                                                  September 30,                September 30,
                                            ------------------------     --------------------------
                                              2007          2006            2007           2006
                                            ---------    -----------     -----------    -----------
Stock-based compensation by type of award:
      Employee stock options and RSUs     $    8,631   $      5,994    $     21,257   $     17,483
      Employee stock purchase plan               750            641           1,888          2,691
      Net amount capitalized as inventory
         and construction-in-progress           (184)            55            (399)          (141)
                                            ---------    -----------     -----------    -----------
Total stock-based compensation expense         9,197          6,690          22,746         20,033
Tax effect on stock-based compensation        (2,946)        (1,892)         (8,065)        (6,190)
                                            ---------    -----------     -----------    -----------
Net effect on net income (loss)           $    6,251   $      4,798    $     14,681   $     13,843
                                            =========    ===========     ===========    ===========

As of September 30, 2007, stock-based compensation expense of $399,000 was capitalized as follows: $167,000 and $232,000 within inventory and construction-in-process, respectively. As of December 31, 2006, stock-based compensation expense of approximately $150,000 was capitalized within inventory.

The following table shows total employee stock-based compensation expense for the three and nine months ended September 30, 2007 and 2006 (in thousands):

                               Three Months Ended          Nine Months Ended
                                 September 30,               September 30,
                             ----------------------      ----------------------
                               2007         2006           2007         2006
                             ---------    ---------      ---------    ---------
Cost of goods sold         $      475   $      390     $    1,057   $      947
Research and development        1,531          892          3,724        2,793
Sales and marketing             3,400        2,826          9,047        8,355
General and administrative      3,791        2,582          8,918        7,938
                             ---------    ---------      ---------    ---------
                           $    9,197   $    6,690     $   22,746   $   20,033
                             =========    =========      =========    =========

Valuation Assumptions

The determination of the fair value of the Company's employee stock options granted and employee stock purchase rights have been estimated using the following weighted-average assumptions:

                                  Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                                ----------------------  ----------------------
                                   2007        2006        2007        2006
                                ----------  ----------  ----------  ----------
Stock option plan:
   Risk-free interest rate           4.39%       4.85%       4.67%       4.84%
   Expected volatility                 39%         45%         43%         45%
   Expected life (in years)          4.99        5.09        5.06        5.09
   Dividend yield                      --          --          --          --
   Fair value per option granted   $20.59      $14.50      $18.01      $14.66

Stock purchase plan:
   Risk-free interest rate           4.47%       5.08%       4.85%       4.75%
   Expected volatility                 35%         37%         41%         37%
   Expected life (in years)          0.50        0.50        0.54        0.67
   Dividend yield                      --          --          --          --
   Fair value per share purchase   $16.98       $9.04      $15.22      $10.98

As of September 30, 2007, the Company had an unrecorded stock-based compensation balance related to stock options and RSUs of approximately $33,342,000 after estimated forfeitures, which will be recognized over an estimated weighted-average remaining requisite service period of 2.4 years.  As of September 30, 2007, the Company had an unrecorded stock-based compensation balance related to employee stock purchase rights of approximately $1,181,000, which was to be recognized over the next five months. As the cancellation of the purchase period will not be accompanied by a concurrent replacement grant, any unrecognized compensation cost was recognized at the Effective Time for canceled awards. During the nine months ended September 30, 2007, the Company granted approximately 572,000 stock options with an estimated total grant-date fair value of approximately $10,297,000, which will be recognized as expense over the requisite service period for each separately vesting tranche of the award.

Activities under the 2002 Director Option Plan, the 2002 Stock Plan and the 1996 Plan, (collectively, the "Plans") are as follows:

                                                   Options Outstanding
                                                  ----------------------
                                                               Weighted
                                      Shares                   Average
                                     Available    Number of    Exercise
                                     for Grant      Shares      Price
                                    -----------   ----------  ----------
Balances, January 1, 2007            1,114,661    7,662,861  $    26.06

Options granted                       (571,650)     571,650       50.02
RSUs granted                          (324,900)          --          --
Options exercised                           --     (985,317)      20.75
Options cancelled/expired/forfeited    244,340     (244,340)      35.19
RSUs cancelled/expired/forfeited           550           --          --
                                    -----------   ----------  ----------
Balances, September 30, 2007           463,001    7,004,854  $    28.44
                                    ===========   ==========  ==========

Non-Employee Stock-Based Compensation

The Company accounts for equity instruments issued to or held by non-employees at their fair value on the measurement date. In connection with the change of status from employee to consultant for certain employees, the Company allowed for the continued vesting of equity instruments over the designated consulting period. The Company uses the Black-Scholes option pricing model to measure the value of the options granted to or held by non-employees at each vesting date to determine the appropriate charge to stock-based compensation. The options generally vest ratably over the applicable service period of two to four years. The values attributable to these options have been amortized over the service period on a graded vesting method. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The Company recognized stock-based compensation expense related to non- employee options as follows (in thousands):

                                Three Months Ended     Nine Months Ended
                                  September 30,          September 30,
                              --------------------   --------------------
                                  2007       2006        2006       2006
                              ---------  ---------   ---------  ---------
Research and development     $     954  $     282   $   1,962  $     364
Sales and marketing                 --         --          --        324
General and administrative          --         --          --         --
                              ---------  ---------   ---------  ---------
                             $     954  $     282   $   1,962  $     688
                              =========  =========   =========  =========

NOTE 5--Net Income (Loss) Per Share:

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock shares outstanding for the period. Diluted net income per share is computed based upon the weighted-average number of common shares and giving effect to all potential dilutive common share equivalents outstanding during the period. Common share equivalents include stock options, RSUs, employee stock purchase rights and potential issuances of common stock under the assumed conversion of the Company's Convertible Senior Notes. Potential common shares for outstanding stock options and RSUs are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding stock options and vesting of the Company's RSUs. The treasury stock method is affected by the amount of stock-based compensation attributable to future services and therefore not yet recognized. Common share equivalents are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options and RSUs for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on net income per share and, accordingly, are excluded from the calculation. When there is a net loss, other potentially dilutive common share equivalents are not included in the calculation of net loss per share since their inclusion would be anti-dilutive. In addition, common share equivalents related to the Company's Convertible Senior Notes are anti-dilutive when the market price of the Company's stock is below the conversion price of the Convertible Senior Notes and, therefore, are excluded from the calculation. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

                                                             Three Months Ended           Nine Months Ended
                                                               September 30,                September 30,
                                                         --------------------------   --------------------------
                                                             2007          2006           2007          2006
                                                         ------------  ------------   ------------  ------------
Net income (loss)                                       $    (65,339) $      9,531   $    (76,959) $     27,504
                                                         ============  ============   ============  ============

Basic weighted-average shares outstanding                     45,990        44,572         45,616        44,313
Dilutive effect of:
    Options to purchase common stock                              --         1,733             --         1,845
                                                         ------------  ------------   ------------  ------------
Diluted weighted-average shares outstanding                   45,990        46,305         45,616        46,158
                                                         ============  ============   ============  ============

Net income (loss) per share:
    Basic                                               $      (1.42) $       0.21   $      (1.69) $       0.62
                                                         ============  ============   ============  ============
    Diluted                                             $      (1.42) $       0.21   $      (1.69) $       0.60
                                                         ============  ============   ============  ============

As a result of the Company's net loss during the three and nine months ended September 30, 2007, all potential common shares from outstanding stock options, unvested RSUs and convertible debt were excluded from the diluted net loss per share calculation. For the three months ended September 30, 2007, potential dilutive common share equivalents comprised outstanding options and RSUs of 2,730,000, employee stock purchase rights of 27,000, and common shares issuable upon conversion of the Company's Convertible Senior Notes of 32,000. The diluted net loss per share calculation for the three months ended September 30, 2007 excludes interest expense on the Company's Convertible Senior Notes as the shares issuable upon conversion of the notes would have been anti-dilutive. For the nine months ended September 30, 2007, potential dilutive common share equivalents comprised outstanding options of 2,403,000 and employee stock purchase rights of 22,000. For the nine months ended September 30, 2007, common share equivalents related to the Company's Convertible Senior Notes were anti-dilutive since the market price of the Company's stock was below the conversion price of the Convertible Senior Notes and, therefore, were excluded from the calculation.

NOTE 6--Comprehensive Income (Loss):

The changes in the components of other comprehensive income (loss) for the periods presented are as follows (in thousands):

                                                             Three Months Ended            Nine Months Ended
                                                                September 30,                September 30,
                                                         --------------------------   --------------------------
                                                             2007          2006           2007          2006
                                                         ------------  ------------   ------------  ------------
Net income (loss)                                       $    (65,339) $      9,531   $    (76,959) $     27,504
Changes in unrealized gains on available-for-sale
    investments, net of taxes                                     --            84             (2)          125
Translation adjustments                                          518          (328)         1,322         1,843
                                                         ------------  ------------   ------------  ------------
Total comprehensive income (loss)                       $    (64,821) $      9,287   $    (75,639) $     29,472
                                                         ============  ============   ============  ============

The components of other comprehensive income (loss) are as follows (in thousands):

                                                                              September 30,   December 31,
                                                                                  2007           2006
                                                                              -------------  -------------
Unrealized losses on available-for-sale investments, net of taxes            $          (1) $           1
Translation adjustments                                                              2,928          1,606
                                                                              -------------  -------------
                                                                             $       2,927  $       1,607
                                                                              =============  =============

NOTE 7--Inventories:

Inventories consisted of the following (in thousands):

                                     September 30,  December 31,
                                         2007          2006
                                     ------------  ------------
Raw materials                       $      4,691  $      4,178
Work-in-process                            3,087         2,850
Finished goods                            11,002         4,841
                                     ------------  ------------
                                    $     18,780  $     11,869
                                     ============  ============

NOTE 8--Goodwill and Intangible Assets:

Changes in the carrying amount of goodwill during the respective periods are as follows (in thousands):

                                      Nine Months        Year
                                         Ended           Ended
                                     September 30,   December 31,
                                         2007            2006
                                     -------------   -------------
Goodwill, beginning of the year     $       4,802   $       4,310
Acquisition of St. Francis                550,012              --
Foreign currency translation                  153             492
                                     -------------   -------------
Goodwill, end of the period         $     554,967   $       4,802
                                     =============   =============

The components of the Company's intangible assets are as follows (in thousands):

                                                              September 30, 2007
                                     --------------------------------------------------------------------------
                                         Gross          Foreign
                                       Carrying        Currency        Accumulated                 Amortization
                                        Amount        Translation      Amortization       Net         Period
                                     -------------   -------------     ------------   ------------ ------------
Purchased technology                $     216,921   $          --     $    (16,373)  $    200,548    10 years
Patent                                        142              30             (158)            14    5 years
                                     -------------   -------------     ------------   ------------
Total other intangibles             $     217,063   $          30     $    (16,531)  $    200,562
                                     =============   =============     ============   ============

                                                                 December 31, 2006
                                     --------------------------------------------------------------------------
                                         Gross          Foreign
                                       Carrying        Currency        Accumulated                 Amortization
                                        Amount        Translation      Amortization       Net         Period
                                     -------------   -------------     ------------   ------------ ------------
Purchased technology                $      11,000   $          --     $     (1,100)  $      9,900    10 years
Patent                                        142              30             (132)            40    5 years
                                     -------------   -------------     ------------   ------------
Total other intangibles             $      11,142   $          30     $     (1,232)  $      9,940
                                     =============   =============     ============   ============

Amortization expense for the three months ended September 30, 2007 and 2006 was approximately $5,480,000 and $283,000, respectively. Amortization expense for the nine months ended September 30, 2007 and 2006 was approximately $15,299,000 and $849,000, respectively. Based on the intangible assets balance at September 30, 2007, the Company expects to recognize amortization expense of approximately $5,432,000 for the remaining three months of 2007, approximately $21,699,000 in 2008, approximately $21,693,000 for each year from 2009 through 2014, approximately $21,691,000 in 2015, approximately $20,590,000 in 2016, and approximately $992,000 in 2017.

NOTE 9--DEBT:

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

The Credit Agreement provides for a $250,000,000 senior secured revolving credit facility (the "Revolving Credit Facility"), maturing October 20, 2011, which can be expanded to $300,000,000 under certain circumstances. The Revolving Credit Facility includes a $50,000,000 sublimit for the issuance of standby U.S. dollar letters of credit, a $25,000,000 sublimit for U.S. dollar swingline loans and a $100,000,000 sublimit for multicurrency borrowings. In connection with the Revolving Credit Facility, as amended, the Company has capitalized aggregate debt issuance costs of approximately $3,238,000 as of September 30, 2007 which are being amortized over the term of the facility. The Credit Agreement also provided for a $425,000,000 term loan facility maturing seven years from the closing date (the "Term Loan Facility" and together with the Revolving Credit Facility, the "Facility"). The Company may terminate or permanently reduce the commitments available under the Revolving Credit Facility and prepay the Term Loan Facility without premium or penalty at any time.

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

Under the terms of the Company's merger agreement entered into in connection with its acquisition of St. Francis, the revenue-based contingent payments of up to $200,000,000 became due as a result of the Company's proposed Merger with Medtronic. The Company funded $170,000,000 of the $200,000,000 payment to St. Francis' security holders through borrowings under the Company's Credit Agreement. In connection with the Company's draw-down in August 2007, the Company entered into Amendment No. 2 to the Credit Agreement with Bank of America, N.A., in its capacity as agent for the Lenders, pursuant to which the Lenders waived any default arising from such payment to St. Francis' security holders.

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

The Credit Agreement contains negative covenants which restrict the Company from: (i) incurring liens other than liens incurred pursuant to the Facility and other customary permitted liens; (ii) making investments, other than customary permitted investments and investments subject to certain baskets; (iii) incurring debt other than indebtedness pursuant to the Credit Agreement, subordinated indebtedness, an unsecured convertible note offering, customary permitted indebtedness and indebtedness subject to certain baskets; (iv) entering into mergers and consolidations other than the Acquisition (as defined in the Credit Agreement), acquisitions paid 100% with equity of the Company or acquisitions not exceeding a certain purchase price, where such limitation on price is based on the consolidated senior secured leverage ratio and other limitations; (v) selling assets, subject to certain customary exceptions; (vi) issuing dividends, stock redemptions and other restricted payments; (vii) incurring capital expenditures exceeding a certain threshold; (viii) certain transactions with affiliates; (ix) paying the earnout obligations of the Company incurred in connection with the Acquisition in cash under certain circumstances; (x) permitting the consolidated interest coverage ratio to fall below a certain threshold and the consolidated leverage ratio and the consolidated senior secured leverage ratio to be greater than a certain threshold; (xi) prepaying subordinated indebtedness, other than prepayments pursuant to a refinancing permitted thereunder or if certain requirements are satisfied and (xi) other actions restricted by other customary negative covenants for a facility of this nature.

As a result of the Company's October 26, 2007 proposed settlement with the U.S. Attorney's Office in connection with the investigation into the Company's sales and marketing practices (see Note 10), the Company has recorded a $75,000,000 loss contingency within operations for the three months ended September 30, 2007.  As a result, the Company's consolidated leverage ratio exceeded the maximum leverage ratio permitted under the Credit Agreement at September 30, 2007.  The Company has accordingly presented the $170,000,000 in outstanding borrowings at September 30, 2007 as a current liability on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2007. In addition, the Company has presented the related debt issuance costs of $3,238,000 as a current asset on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2007. On November 2, 2007, in connection with the closing of the Merger with Medtronic, the outstanding borrowings were repaid in full and the Company terminated the Credit Agreement. As a result of the termination of the Credit Agreement the Company fully amortized the associated debt issuance costs to interest expense during November 2007.

On November 2, 2007, the Company entered into a new Credit Agreement (the "New Credit Agreement") with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (the "New Lender"). The New Credit Agreement provides for a $300,000,000 unsecured revolving credit facility (the "New Facility") maturing November 2, 2010. The Company may terminate or permanently reduce the commitments available under the New Facility and prepay the New Facility without premium or penalty at any time.

All amounts due to the New Lender from the Company under the New Credit Agreement whether at stated maturity, by required prepayment, declaration, acceleration, demand or otherwise, are guaranteed by Medtronic, pursuant to a Guaranty made as of November 2, 2007 by Medtronic to the New Lender.

The New Facility was used to refinance the Company's current Credit Agreement and will also be used to retire other debt obligations of the Company. In addition to certain initial fees, the Company is obligated to pay a commitment fee based on the total revolving commitment.

Each Revolving Loan under the New Credit Agreement shall be, at the Company's request, either an Alternate Base Rate Loan or a Eurodollar Loan. Each Alternate Base Rate Loan accrues interest at a rate per annum equal to the greater of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day plus ½ of 1%. The Prime Rate is the rate of interest per annum publicly announced from time to time by the Lender as its base rate in effect at its office in New York, New York. Each Eurodollar Loan accrues interest at a rate per annum equal to the LIBO Rate plus 0.185%. The LIBO Rate is the rate appearing on page 3750 of the Moneyline Telerate Markets screen at approximately 11:00 a.m., London time, two business days prior to the commencement of an interest period, as the rate for dollar deposits with a maturity comparable to such interest period.

The New Credit Agreement contains customary representations and warranties of the Company as well as affirmative covenants regarding the Company. Upon the occurrence of an event of default under the New Credit Agreement, the New Lender could elect to declare all amounts outstanding under the New Facility to be immediately due and payable. Events of default under the New Credit Agreement include payment defaults, breaches of covenants, bankruptcy events and a change in control of the Company.

Convertible Senior Notes

In February 2007, the Company issued $200,000,000 aggregate principal amount of Convertible Senior Notes due 2012 (the "2012 Notes") and $200,000,000 aggregate principal amount of Convertible Senior Notes due 2014 (the "2014 Notes"), collectively, the "notes". Interest on the 2012 Notes is paid semiannually at a rate of 1.00% per year and interest on the 2014 notes is paid semiannually at a rate of 1.25% per year. The indenture, dated as of February 6, 2007, between Kyphon and U.S. Bank National Association, as trustee (the "Indenture"), governing the notes provides that both the 2012 Notes and the 2014 Notes will be convertible into cash up to the principal amount, and if applicable, shares of common stock in respect of any conversion value above the principal amount, based on an initial conversion rate of 17.1951 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $58.16 per share. The notes may be converted by the holders only under the following circumstances: (1) during any fiscal quarter beginning after June 30, 2007 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price; (2) during the five business-day period after any five consecutive trading-day period (the "Measurement Period") in which the trading price per $1,000 principal amount of note for each day of such Measurement Period was less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate on each such day; (3) upon the occurrence of certain specified corporate transactions; and (4) with respect to the 2012 Notes, at any time on or after December 1, 2011, and with respect to the 2014 Notes, at any time on or after December 1, 2013, in each case through the third business day preceding the applicable maturity date.

The Indenture provides that the conversion rate is subject to adjustment in some events but will not be adjusted for accrued interest. Upon conversion, the Company will pay cash and shares of common stock, if any, based on a daily conversion value calculated during a 30 trading- day observation period.

The notes rank equal in right of payment to all of the Company's other existing and future senior unsecured indebtedness. The notes rank senior in right of payment to all of the Company's existing and future subordinated indebtedness and effectively subordinated in right of payment to all of its subsidiaries' obligations (including secured and unsecured obligations) and subordinated in right of payment to its secured obligations to the extent of the assets securing such obligation.

In connection with the sale and issuance of the notes the Company incurred underwriting commissions of $10,000,000 which were reflected as a debt discount and are being accreted to interest expense over the respective terms of the notes.

The Company has entered into a registration rights agreement under which it agreed, subject to certain conditions, to file a shelf registration statement covering the resale by holders of the notes and the common stock issuable upon conversion of the notes. Under the terms of the registration rights agreement, if the shelf registration statement is not filed or effective within a defined time period, the Company is subjected to additional interest penalties. As of September 30, 2007, the Company has not filed its shelf registration statement and, therefore, has incurred additional interest expense of approximately $559,000.

The Company concluded that the embedded stock conversion option is not considered a derivative under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") because the embedded stock conversion option would be recorded in stockholders' equity if it were a freestanding instrument per Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 00-19"). The Company has concluded that the notes are accounted for similar to traditional convertible debt (that is, as a combined instrument) because the embedded stock conversion option meets the requirements of EITF No. 00-19, including the provisions contained in paragraphs 12-32 of EITF No. 00-19.  Accordingly, the embedded stock conversion option is not separated as a derivative.

In connection with the offering, the Company entered into convertible note hedge transactions with affiliates of the initial purchasers. These transactions are intended to reduce the potential dilution to the Company's stockholders upon any future conversion of the notes. The call options, which cost an aggregate $112,000,000, were recorded as a reduction of additional paid-in capital. The Company also entered into warrant transactions concurrently with the offering, pursuant to which it sold warrants to purchase its own common stock to the same counterparties that entered into the convertible note hedge transactions. The convertible note hedge and warrant transactions effectively increased the conversion price of the convertible notes to approximately $75.04 per share of the Company's common stock. Proceeds received from the issuance of the warrants totaled approximately $77,000,000 and were recorded as an addition to additional paid-in capital.

EITF No. 00-19 provides that contracts are initially classified as equity if (1) the contract requires physical settlement or net-share settlement, or (2) the contract gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The settlement terms of the Company's purchased call options and sold warrant contracts require net share settlement. Based on the guidance from EITF No. 00-19 and SFAS No. 133, the purchased call option contracts were recorded as a reduction of equity and the warrants were recorded as an addition to equity as of the trade date. SFAS No. 133 states that a reporting entity shall not consider contracts to be derivative instruments if the contract issued or held by the reporting entity is both indexed to its own stock and classified in stockholders' equity in its statement of financial position. The Company concluded the purchased call option contracts and the warrant contracts should be accounted for in stockholders' equity.

In February 2007, the Company used the remaining proceeds of approximately $355,000,000 net of underwriting costs and the hedge and warrant transactions, together with borrowings under the Revolving Credit Facility, to retire the $425,000,000 Term Loan Facility incurred to complete the acquisition of St. Francis.

On October 17, 2007, in connection with the Merger with Medtronic, the Company delivered a notice to the holders of its notes, each governed by the Indenture that an anticipated Fundamental Change (as defined in the Indenture) would occur upon the consummation of the Merger. Holders may surrender their notes for conversion at any time during the period that (i) begins on, and includes, October 17, 2007, the date of the notice and (ii) ends on December 12, 2007. As a result of the notice to the holders of its notes the Company will accelerate the amortization of the remaining associated debt discount (as of September 30, 2007 approximately $8,857,000) to interest expense over the remaining term of the notes. Holders who elect to convert their senior notes are entitled to a "make- whole" premium in the form of an increase in conversion rate. This additional obligation will be charged to interest expense upon conversion of the notes.

On November 8, 2007, the Company commenced a tender offer to purchase the notes subject to the terms and conditions of the Notice of Fundamental Change and Offer to Purchase, as amended and supplemented from time to time, the Indenture governing the notes and the notes, for a purchase price in cash equal to 100% of the principal amount of the notes, plus accrued and unpaid interest (including any additional interest and reporting interest) to but excluding the payment date, currently scheduled to be December 12, 2007 unless the expiration time is extended by the Company.

In connection with the Merger, the Company will unwind the convertible note hedge transactions. In addition, the Merger will result in the cancellation and payment of the warrants by the Company to the hedge participants.

NOTE 10--Commitments and Contingencies:

Facility Leases

In July 2007, the Company completed construction of a facility in Neuchâtel, Switzerland to conduct manufacturing, distribution, administrative and certain research and development activities to support the growth of the Company's international business. The aggregate future minimum lease payments are approximately $25,805,000. The term of the lease is for a period of approximately fifteen years. The Company was responsible for a significant portion of the construction costs and therefore was deemed, for accounting purposes, to be the owner of the building during the construction period, in accordance with Emerging Issues Task Force ("EITF") No. 97-10, The Effect of Lessee Involvement in Asset Construction. At September 30, 2007, the Company has recorded the $15,717,000 value of the building constructed within property and equipment on its consolidated balance sheet, with an offsetting increase to current and non-current liabilities.

Future minimum lease payments, including principal and interest, under this lease were as follows at September 30, 2007 (in thousands):

                                 Amount
                                ---------
Remainder of 2007             $       --
Year ending December 31, 2008      1,759
Year ending December 31, 2009      1,759
Year ending December 31, 2010      1,759
Year ending December 31, 2011      1,759
After 2011                        18,769
                                ---------
Total minimum payments            25,805
Amount representing interest      10,088
                                ---------
Total                         $   15,717
                                =========

In October 2007, the Company entered into a two-year facility lease agreement in Japan with future payment obligations of approximately $2,384,000.

Contingencies

In November 2005, Dr. Harvinder Sandhu, an orthopaedic surgeon, and the Company filed suit in federal district court in Memphis, Tennessee against Medtronic Sofamor Danek ("MSD") and several other related corporate entities seeking damages and injunctive relief in connection with MSD's Arcuate XP product. Medtronic counterclaimed against Dr. Sandhu and the Company for various breach of contract claims. The Company is also presently asserting four of its U.S. patents (numbers 4,969,888, 5,108,404, 6,235,043, and 6,863,672) against MSD's Arcuate XP product. Although trial was set for March 2008, all proceedings have now been stayed indefinitely in light of the Merger of the Company with Medtronic on November 2, 2007 and the Company expects this litigation to be dismissed with prejudice.

In April 2006, MSD and several related entities filed suit against the Company in federal district court in the Northern District of California, alleging that the Company's KyphX vertebral bone tamps and/or related products infringe what presently constitute four balloon catheter patents (numbers 4,820,349, 5,759,191, 6,179,856 and 5,759,173). Although trial was scheduled for January 2008 and a Markman hearing was conducted in April 2007 to determine the scope of the four asserted patents, all proceedings have now been stayed indefinitely in light of the Merger of the Company with Medtronic on November 2, 2007 and the Company expects this litigation to be dismissed with prejudice.

During 2005, a U.S. Attorney's Office ("USAO") in New York received a complaint, which the Company believes is a qui tam complaint, that alleges impropriety in the Company's business. Qui tam is a provision under the False Claims Act ("FCA") (31 U.S.C. 3729 et seq.), which allows for a private individual, sometimes known as a whistleblower, with alleged knowledge of past or present fraud on the U.S. federal government, to bring suit on behalf of the government. The USAO began an investigation into the Company's sales and marketing practices, including how the Company's employees communicated with customers during 2000-2006 regarding the Medicare reimbursement available to hospitals and the appropriate site-of-service for using the Company's products in surgical procedures. Although the Company continues to believe that it is in substantial compliance with all healthcare laws applicable to it, the Company chose to voluntarily cooperate with the USAO throughout the investigation, through the production of documents and management interviews, to permit the USAO to develop an informed opinion on how to resolve its investigation.  Discussions between the Company and the USAO progressed, and on October 26, 2007, representatives of the Company and the USAO reached an understanding that they would mutually recommend that the matters be resolved and related complaints would be dismissed in exchange for a payment of $75,000,000 without any admission of liability and contingent on the full resolution of related issues and agreement by the parties on other terms and conditions. Any recommendations are subject to final approval  by the United States Department of Justice and the Company. The Company accrues for contingencies when it is probable that an obligation has been incurred and the amount can be reasonably estimated. As a result of the proposed settlement to pay $75,000,000, the Company has recorded the expense within operations during the three months ended September 30, 2007. If the Company is ultimately unable to reach a consensual resolution with the government, the Company may seek to defend itself, its officers and its employees through other means, including litigation. The Company's business and financial condition could be materially adversely affected by the investigation, including aspects of the investigation or legal process that are directed towards physicians and the Company's customers, and by any enforcement action or litigation against the Company.

In June 2006, a lawsuit was filed against the Company in federal district court in the Northern District of California that presently involves seven of the Company's current and former female U.S. based sales employees. The lawsuit alleges, among other things, that the Company has engaged in gender discrimination and retaliation against plaintiffs, and also contends that they and their lawyers should be permitted to represent an alleged class of all of the Company's present and former female Spine Education Specialists, Spine Associates and Spine Consultants because all of those women were also allegedly discriminated against on account of their gender.  Although the plaintiffs originally claimed that they were due assorted damages of at least $100,000,000, several elements of their original complaint have now been dismissed or stricken with prejudice as a result of motion practice by the Company, which would significantly reduce any possible monetary recovery available from the Company in the event they were to prevail. In addition, in October 2007, the federal court again struck the class allegation portions of plaintiff's complaint without prejudice to a final additional attempt by plaintiffs to amend their complaint to try to plead non-defective class allegations. If plaintiffs choose to amend their complaint in this manner, the Company will determine whether to again challenge their class allegations as defective. Although this litigation has now been pending for 18 months, the case remains in its early stages; no answer has yet been filed, no trial date has been set and only very limited discovery has occurred. Although the Company intends to vigorously defend plaintiffs' lawsuit, this lawsuit threatens its reputation and subjects the Company to potential liability for significant damages. While the Company believes it has multiple meritorious defenses to this action, it cannot provide assurance that it ultimately will prevail on any issue in the litigation or that the Company will be able to successfully defend against plaintiffs' charges. Failure to successfully defend against this action could harm the Company's business, financial condition and operating results. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss. No provision for any liability that may result upon resolution of this matter has been made in the accompanying financial statements.

From time to time, the Company may become involved in litigation relating to additional claims arising from the ordinary course of business. Management of the Company does not believe the final disposition of these matters will have a material adverse affect on the financial position, results of operations or cash flows of the Company.

NOTE 11--Provision for Income Taxes:

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

The Company adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $560,000 increase in liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of September 30, 2007, the Company has unrecognized tax benefits of approximately $8,081,000 compared with approximately $6,349,000 as of January 1, 2007. Of the total unrecognized tax benefits, $4,490,000 if recognized would result in a reduction of the Company's effective tax rate compared with approximately $3,466,000 as of January 1, 2007. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations within the next 12 months. The Company is subject to audit by the IRS and California Franchise Tax Board for all years since inception.

The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. For the nine months ended September 30, 2007, the Company recognized approximately $425,000, respectively, in potential interest and penalties with respect to unrecognized tax benefits.

Provision for income taxes was $8,340,000 at an effective tax rate of -14.6% for the three months ended September 30, 2007 as compared to $7,780,000 at an effective tax rate of 44.9% for the same period in 2006. Provision for income taxes was $16,270,000 at an effective tax rate of -26.8% for the nine months ended September 30, 2007 as compared to $21,720,000 at an effective tax rate of 44.1% for the same period in 2006. The effective tax rate for the three and nine months ended September 30, 2007 reflects the impact of the in-process research and development charge related to the St. Francis acquisition and litigation charge related to our proposed settlement with the USAO, which are nondeductible for tax reporting purposes.

NOTE 12--Recent Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and are to be applied prospectively. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its financial position and operating results.

In February 2007, the FASB issued SFAS No. 159, "Fair Value Option For Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires the fair value of the assets and liabilities that the company has chosen to fair value be shown on the face of the balance sheet. SFAS No. 159 also requires companies to provide additional information to enable users of the financial statements to understand the company's reasons for electing the fair value option and how changes in the fair values affect earnings for the period. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 159 will have on its financial position and operating results.

In June 2007, the FASB ratified EITF Issue No. 07-3, "Accounting for nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities" ("EITF No. 07-3"). EITF No. 07-3 requires nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the potential impact, if any, EITF No. 07-3 may have on its financial position and operating results.

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

  Liquidity and capital resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of September 30, 2007.

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

Executive Summary

Company Description. We are a global medical device company specializing in the design, manufacture and marketing of medical devices used to treat and restore spinal anatomy and diagnose the source of low back pain using minimally invasive technologies. Our original technology for performing balloon kyphoplasty is presently used primarily by spine specialists, including orthopaedic surgeons and neurosurgeons, interventional radiologists and interventional neuroradiologists, who repair compression fractures of the spine caused by osteoporosis, cancer or benign lesions, or trauma through minimally invasive spine surgeries. Most alternative treatments for these types of spinal fractures are either highly invasive or are only pain management therapies. In 2006, we acquired rights to our Functional Anaesthetic Discography ("F.A.D.") technology which is used to diagnose the source of low back pain and is useful to provide additional information to physicians in determining how to appropriately treat their patients. We commenced a limited initial launch of our F.A.D. technology in the third quarter 2006 and have pursued a measured, deliberate market roll-out throughout 2007. In January 2007, we also acquired rights to the X-STOP Interspinous Process Decompression ("IPD") technology for treating lumbar spinal stenosis ("LSS"), which is complimentary to some of our own internally developed technology for treating LSS. Our commercial products presently consist of our KyphX instruments, which are used to treat spinal fractures during balloon kyphoplasty, some related instruments, and our proprietary brands of bone filler materials; our Discyphor F.A.D. technology for diagnosing the source of low back pain; our X-STOP IPD technology for treating lumbar spinal stenosis; and our internally developed Aperius PercLID technology for treating lumbar spinal stenosis which we have commercially launched in several European locations.

Our corporate headquarters and U.S. operations are located in Sunnyvale, California, where we conduct our manufacturing, warehousing, research and development, regulatory and administrative activities. Outside the United States, we operate a sales, clinical, regulatory and administrative facility in Brussels, Belgium, a research and biomaterials manufacturing facility in Rosbach, Germany, a clinical, regulatory and administrative facility in Japan, and we have direct selling operations in many of the major countries in Europe and in South Africa, Australia and Canada. In November 2005, we leased a temporary facility in Neuchâtel, Switzerland in which to conduct our administrative and distribution activities for our international business while we built a larger facility in that same location. In May 2006, we entered into a real estate leasing contract with Credit Suisse for the financing of the new facility, which construction is now completed. We plan to conduct manufacturing, distribution, administrative and certain research and development activities in the Switzerland facility to support the growth of our international business. In August 2006, we commenced distribution activities to our European customers and established a shared financial services center in Neuchâtel. Our global distribution network consists of a direct sales organization of approximately 565 individuals who market our products in the United States, Europe and Canada. We also have distributors and sales agents in other countries in which we do not have a direct sales force. In Japan, we are presently focused primarily on procuring the appropriate governmental regulatory clearances and approvals necessary to market and sell our KyphX products, and as of September 30, 2007, we had enrolled all of the 81 patients required in our Japanese clinical trial.

Merger with Medtronic, Inc. On November 2, 2007, after receipt of all necessary clearances and approvals from U.S. and foreign competition authorities and the holders of a majority of the outstanding shares of our common stock, we became a wholly owned subsidiary of Medtronic.

On the terms and subject to the conditions of the Merger Agreement, which was approved by our shareholders, at the effective time of the Merger, which occurred on November 2, 2007 (the "Effective Time"), each share of our common stock, par value $0.001 ("Company Common Stock") issued and outstanding prior to the Effective Time (other than shares held by us, Medtronic or their subsidiaries, which was canceled without payment of any consideration) was converted into the right to receive $71.00 in cash, without interest (the "Merger Consideration"). Each outstanding option to purchase Company Common Stock held by non-employee directors, or vested and exercisable as of the Effective Time and held by employees or consultants was canceled in exchange for the right to receive in cash the amount by which the Merger Consideration exceeds the exercise price. Each outstanding option to acquire Company Common Stock that was not vested and exercisable as of the Effective Time that was held by an employee or consultant remained outstanding and was converted into the right to acquire a number of shares of Medtronic common stock as determined by reference to the Merger Consideration and the trading price of Medtronic common stock for the ten trading days prior to the Effective Time. Unvested restricted stock and restricted stock units ("RSUs") were also assumed on the basis described in the Merger Agreement. Unvested securities will be fully accelerated upon an employee's termination without cause or for good reason (each as defined in the Merger Agreement) within twelve months after the Effective Time.

On October 17, 2007, subsequent to the stockholder approval of our merger with Medtronic, Inc. on October 16, 2007 and pursuant to the Merger Agreement, we delivered a notice to the holders of the 2012 and 2014 Notes, each governed by the Indenture, that an anticipated Fundamental Change (as defined in the Indenture) would occur upon the consummation of the Merger. Holders may surrender their notes for conversion at any time during the period (the "Convertibility Period") that (i) begins on, and includes, October 17, 2007, the date of the notice and (ii) ends on December 12, 2007.

On November 8, 2007, we commenced a tender offer to purchase the notes subject to the terms and conditions of the Notice of Fundamental Change and Offer to Purchase, as amended and supplemented from time to time, the Indenture governing the notes and the notes, for a purchase price in cash equal to 100% of the principal amount of the notes, plus accrued and unpaid interest (including any additional interest and reporting interest) to but excluding the payment date, currently scheduled to be December 12, 2007 unless the expiration time is extended by us.

In connection with the Merger, we will unwind the convertible note hedge transactions. In addition, the Merger will result in the cancellation and payment of the warrants by us to the hedge participants.

In connection with the closing of the Merger with Medtronic, we repaid in full and terminated our Credit Agreement dated January 18, 2007. On November 2, 2007, we entered into a new Credit Agreement (the "New Credit Agreement") with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (the "New Lender"). The New Credit Agreement provides for a $300.0 million unsecured revolving credit facility (the "New Facility") maturing November 2, 2010. The New Facility was used to refinance our current Credit Agreement and will also be used to retire our other debt obligations.

Acquisitions. In January 2007, we acquired rights to the X-STOP IPD technology, a proprietary technology platform for the treatment of LSS, through our acquisition of St. Francis Medical Technologies, Inc. ("St. Francis"), a privately held company based in Alameda, California. The X-STOP technology is complementary to our existing extension limiting technology for the treatment of LSS. The total estimated purchase price, excluding transaction costs, of approximately $725.3 million comprised $525.3 million in cash upon closing, plus additional revenue-based contingent payments of up to $200.0 million which were payable in either cash or a combination of cash and stock, at our election. The payments were contingent upon the attainment of certain revenue thresholds during specified periods through June 2008. Under the terms of our merger agreement with St. Francis, the revenue-based contingent payments became due as a result of our proposed Merger with Medtronic, and were paid in full during the three months ended September 30, 2007. We recorded $205.9 million of identifiable intangible assests as a result of our acquistion of St. Francis, which we will amortize on a straight line basis over the next 10 years. We also expensed in-process research and development costs of $21.3 million in the first quarter of 2007. We financed the initial transaction and the contingent payments through a combination of cash on hand and debt financing.

We executed two definitive agreements in December 2006 with Disc-O-Tech Medical Technologies Ltd. and its U.S. subsidiary (collectively, "Disc-O-Tech") to acquire, respectively, all of its non-vertebroplasty spine-related assets and associated intellectual property rights, including minimally invasive technologies for performing fusion and vertebral body augmentation, for $100.0 million in cash ($60.0 million paid up-front in December 2006 and another $40.0 million paid February 1, 2007), and all of its vertebroplasty assets and associated intellectual property rights for a total of an additional $120.0 million payable in three equal annual installments beginning in January 2008. We also agreed to pay up to an additional $20.0 million for the development of future technologies upon closing of the vertebroplasty asset purchase agreement. The closing of the non-vertebroplasty transaction, which occurred in November 2007, will enable us to further broaden our focus in minimally invasive spine by adding the B-Twin™ Expandable Spinal System technology for minimally invasive fusion in patients with degenerative disc disease in the lumbar and cervical spine, which is CE marked but not presently available in the United States. The non-vertebroplasty assets also include Disc-O-Tech's SKy™ Bone Expander System, which is available only outside the United States for use in the treatment of vertebral compression fractures. Kyphon's ability to offer such additional minimally invasive diagnostic and therapeutic tools to our customers is a natural next step in broadening our product offerings.

In October 2007, we entered into a Consent Decree with the FTC and U.S. Department of Justice with respect to our acquisition of the vertebroplasty spine-related assets and associated intellectual property rights of Disc-O-Tech. Under the terms of the Consent Decree we agreed to divest the vertebroplasty spine-related assets and associated intellectual property rights of Disc-O-Tech encompassed by the second agreement with Disc-O-Tech. In November 2007, we entered into a definitive agreement to divest substantially all of the vertebroplasty spine-related assets and associated intellectual property rights of Disc-O-Tech encompassed by the second agreement. Under the terms of the divestiture agreement, the acquirer agreed to assume substantially all of our payment obligations under the vertebroplasty acquisition agreements. The divestiture agreement remains subject to regulatory clearances and other customary conditions.

Products and Significant Business Trends. Through the end of the third quarter of 2007, our net sales have consisted primarily of the sales of our KyphX instruments, including our KyphX Inflatable Bone Tamps, KyphX Inflation Syringe, KyphX Bone Access Systems, KyphX Bone Filler Device, KyphX Curettes, KyphX Bone Biopsy Device, KyphX HV-R Bone Cement, KyphX Mixer and our CE-Marked KyphOs calcium phosphate from our acquisition of Sanatis GmbH (Sanatis). Our net sales in the first nine months of 2007 also included sales of the X-STOP products from our recent acquisition of St. Francis. Sales of our Discyphor F.A.D. and Aperius PercLID technologies have contributed an immaterial amount to our revenues to date.

We have now moved beyond our original sole focus of Spinal Fracture Management and Repair, through treatment of vertebral compression fractures, to our second and third product platforms, Disc Disease Diagnosis and Therapies and Spinal Motion Preservation. We have a variety of internal resources dedicated to supporting research and development in these areas as well as potential business development opportunities. Although we have succeeded in diversifying our business through our recent external business development activities, we will remain largely dependent on our balloon kyphoplasty technologies for treating vertebral compression fractures for the foreseeable future. In addition, in connection with our recent acquisitions, we now are engaged in trying to efficiently and successfully integrate St. Francis' operations into our ongoing balloon kyphoplasty operations. This integration has proceeded ahead of plan, and we anticipate its completion prior to the end of 2007. In addition, because we have closed our transaction with Disc-O-Tech to acquire its non-vertebroplasty assets, we will also have to integrate those assets into our operations at the same time we are concluding the integration of St. Francis' operations, which will require further resources.

We are beginning to experience increasing competition in our business for treating vertebral compression fractures, including from companies introducing products that are significantly less expensive than our own technologies and apparently are intended to compete with our products on price. We believe our customers will try such products as those products are introduced, and will continue trying for the foreseeable future. Such trialing is beginning to, and we believe will continue to, cause us to lose revenue due to physicians choosing to perform an alternative procedure to kyphoplasty, undermine some of our existing customer relationships, and cause at least some slow-down in adoption of our technologies.

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

The status of our significant current clinical trials follows:

  In December 2005, we completed enrollment of 300 subjects in the FREE (Fracture Reduction Evaluation) study, a prospective, randomized, controlled multi-center trial designed to compare balloon kyphoplasty to non-surgical management in the treatment of painful, acute osteoporotic vertebral compression fractures. We expect to submit one-year follow-up data for publication in the fourth quarter of 2007.
  In the first quarter of 2007, we completed enrollment of 81 subjects in our Japanese single-arm clinical trial designed to evaluate our kyphoplasty technology. Subjects in this study will be followed for two years. Data from this trial, in addition to clinical data obtained from trials previously completed in the United States and Europe, will be used to support the filing for regulatory approval in Japan for balloon kyphoplasty. If balloon kyphoplasty is approved, commercialization in Japan could begin in approximately 2009.
  In 2005, we also initiated enrollment in the CAFE (Cancer Fracture Evaluation) study, a randomized trial of balloon kyphoplasty treatment for cancer patients with Vertebral Compression Fractures ("VCFs").  As of the end of the third quarter of 2007, 109 subjects are enrolled in the trial at sites in Europe, Canada, the United States and Australia. The target enrollment for this study is 200 and the follow-up period is twelve months.
  In October 2006, we initiated the KAVIAR (Kyphoplasty And Vertebroplasty In the Augmentation and Restoration of Vertebral Body Compression Fractures) study. KAVIAR is a randomized controlled trial, designed to compare balloon kyphoplasty to vertebroplasty. This trial will consider several important endpoints including perioperative safety, function, quality of life, vertebral body height restoration, rate of subsequent fractures and angular deformity correction. It will also include an economic and healthcare utilization analysis. As of the end of the third quarter of 2007, 133 subjects are enrolled in the trial. This trial is designed to enroll approximately 1,200 subjects with two year follow-up at up to 36 sites.
  In the second quarter of 2007, we concluded the enrollment of subjects in our European BEST (Biomaterials Effectiveness and Safety in Trauma) clinical trial earlier than expected. This study examines the use of our KyphOs™ FS calcium phosphate material in treating vertebral compression fractures caused by trauma. The clinical trial investigators determined that the interim analysis after enrolling 51 subjects showed significant statistical and clinical improvement in pain in addition to having a high safety profile. KyphOs™ FS was successfully launched in the European market in July 2007. This marks the first Calcium Phosphate-based cement we have brought to the European market specifically for balloon kyphoplasty in treating vertebral compression fractures caused by trauma.
  In March 2007, we initiated enrollment for the SODA (Study Of Disc Anaesthesia) study. This is a pilot multi-center, prospective, single-arm clinical study to evaluate our Discyphor™ Catheter for the F.A.D.™ procedure versus provocative discography. As of the end of the third quarter of 2007, 18 subjects are enrolled in the trial. The SODA study is expected to enroll up to 100 subjects at up to 15 sites and is designed to measure the proportion of positive disc levels registered after provocative discography differing from that after the F.A.D.™ procedure.
  In November 2006, we initiated enrollment in the INCA (Intermittent Neurogenic Claudication Aperius) study in Europe. The INCA study is a single-arm, multicenter clinical follow-up study designed to evaluate the safety and effectiveness of the Aperius™ PercLID™ device in degenerative LSS patients. As of the end of the third quarter of 2007, 66 subjects have been treated in the trial. The INCA study is expected to enroll up to 150 subjects at up to 12 sites. Subjects will be followed for up to one year. In addition to collecting perioperative safety data, outcomes data will be collected to document reduction in spinal stenosis symptom severity, back pain, back function and quality of life. We are also collecting economic data to support the value of this procedure to the healthcare system.
  With the acquisition of St. Francis, we have assumed responsibility for several clinical efforts, including the following:
    The COAST (Condition Of Approval Study) trial is a prospective, five-year study of LSS patients with moderately impaired physical function at baseline, and is intended to enroll 240 subjects to be treated with the implantation of an X-STOP IPD device. As of the end of the third quarter of 2007, 6 subjects are enrolled in the trial. This trial is a requirement of the United States Food and Drug Administration ("FDA") following premarket approval ("PMA") of the X-STOP device.
    In addition to the COAST trial, we are also conducting a five-year follow-up study of subjects enrolled in the original Investigational Device Exemption (IDE) trials conducted for the approval of the X-STOP IPD device. As of the end of the third quarter of 2007, 18 subjects are re-enrolled into the long-term follow-up study. This will be an ongoing effort, and is also required by the FDA as a condition of marketing approval of the X-STOP IPD device.

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

Results of Operations

Three Months Ended September 30, 2007 and 2006

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

                                                         Three Months Ended September 30,
                                                    -------------------------------------------
                                                               2007                   2006
                                                    ---------------------  --------------------
                                                                  % of                  % of
                                                     Amount     Net sales   Amount    Net sales
                                                    ---------   ---------  ---------  ---------
U.S. net sales                                     $ 111,370          77% $  82,508         80%
International net sales                               33,572          23%    20,170         20%
                                                    ---------   ---------  ---------  ---------
Net sales                                            144,942         100%   102,678        100%
                                                    ---------   ---------  ---------  ---------
Operating costs and expenses:
    Cost of goods sold                                19,719          14%    13,046         13%
    Research and development                          13,462           9%    10,376         10%
    Sales and marketing                               62,968          43%    48,609         47%
    General and administrative                        23,035          16%    15,307         15%
    Certain litigation charges                        75,000          52%        --         --
    Amortization of acquired intangible assets         5,480           4%       283         --
                                                    ---------   ---------  ---------  ---------
        Total operating expenses                     199,664         138%    87,621         85%
                                                    ---------   ---------  ---------  ---------
Income (loss) from operations                        (54,722)        -38%    15,057         15%
Interest expense                                      (4,140)         -2%        --         --
Interest income and other, net                         1,863           1%     2,254          2%
                                                    ---------   ---------  ---------  ---------
Income (loss) before income taxes                    (56,999)        -39%    17,311         17%
Provision for income taxes                             8,340           6%     7,780          8%
                                                    ---------   ---------  ---------  ---------
Net income (loss)                                  $ (65,339)        -45% $   9,531          9%
                                                    =========   =========  =========  =========

Net Sales. Net sales increased $42.3 million, or 41%, for the three months ended September 30, 2007 as compared to the same period in 2006. Net sales during the third quarter of 2007 included sales of $22.2 million of the X-STOP products from our recent acquisition of St. Francis. Prior to December 31, 2006, kyphoplasty sales comprised substantially all of our net sales. Our kyphoplasty and IPD™ products accounted for 84% and 15% of our net sales in the three months ended September 30, 2007, respectively. Revenues from our F.A.D. technology have historically not been significant. The increases in kyphoplasty net sales primarily resulted from an increase in the number of physicians trained in the use of our KyphX instruments. During the third quarter of 2007, approximately 400 physicians were trained in the use of our KyphX instruments. Domestic sales increased $28.9 million, or 35% for the three months ended September 30, 2007 as compared to the same period in 2006. International sales increased $13.4 million, or 66% for the three months ended September 30, 2007 as compared to the same period in 2006. The increase in international sales also reflected the favorable currency impact of $2.4 million in the three months ended September 30, 2007 based on prior period average Euro exchange rates. No customer accounted for more than 10% of total net sales for the three months ended September 30, 2007 and 2006. As of September 30, 2007, we had trained approximately 6,700 spine specialists in the United States and approximately 5,400 clinicians in other parts of the world, primarily in Europe, to perform balloon kyphoplasty. As of September 30, 2007, we had trained approximately 2,600 spine surgeons in the United States to perform the X-STOP procedure. We believe the total number of potential physicians who may perform balloon kyphoplasty procedures using our products is approximately 11,000 in the United States. Outside the United States, the number of physicians who may perform balloon kyphoplasty is not as well-defined, but we believe it to be more than 10,000. We believe the total number of potential physicians who may perform X-STOP procedures using our products is approximately 6,000 in the United States. Internationally, the number of physicians who may perform X-STOP is not as well-defined, but we believe it to be more than 5,000.

Cost of Goods Sold. Cost of goods sold consists of material, labor, subcontract, and overhead costs. Cost of goods sold increased $6.7 million, or 51%, for the three months ended September 30, 2007 as compared to the same period in 2006. The increase in cost of goods sold resulted primarily from increased material, labor, subcontract and overhead costs due to the increased sales volume of our products. Our cost of goods sold as a percentage of revenue can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses and levels of production volume.

Research and Development. Research and development expenses consist of costs for product research, product development, clinical functions and outside costs related to clinical trials and personnel. Research and development expenses increased $3.1 million, or 30%, in the three months ended September 30, 2007 as compared to the same period in 2006. The increase was primarily attributable to increased personnel costs of $1.3 million, a $1.3 million increase in SFAS No. 123(R) stock-based compensation expense, increased facility expenses of $446,000, increased clinical trials expenses of $334,000, and increased recruiting expenses of $105,000; partially offset by decreased consulting expenses of $416,000 and decreased education grants of $165,000. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses in 2007 will increase in absolute dollars as compared to 2006, due largely to the commencement of clinical trials. We anticipate conducting significant additional clinical trial activity both in the United States and abroad to collect further data that may support the use and clinical efficacy of our products.

Sales and Marketing. Sales and marketing expenses consist of costs for personnel, physician training programs and marketing activities. Sales and marketing expenses increased $14.4 million, or 30%, in the three months ended September 30, 2007 as compared to the same period in 2006. The increase was primarily attributable to a $9.2 million increase in the costs of hiring, training and compensating additional direct selling representatives, increased consulting expenses of $1.1 million, increased sales and marketing travel expenses of $1.1 million, increased facility expenses of $1.0 million, and a $983,000 increase in our marketing related activities. As we continue to commercialize our KyphX instruments on a global basis and integrate the X-STOP products, and eventually the products from our acquisition of the non-vertebroplasty spine-related assets of Disc-O-Tech, into our sales channel, we expect to significantly increase our sales and marketing efforts and expenditures in absolute dollars while maintaining our sales and marketing expenses.

General and Administrative. General and administrative expenses consist of costs for personnel, professional service fees, expenses related to legal issues and intellectual property rights, Sarbanes-Oxley compliance and general corporate expenses. General and administrative expenses increased $7.7 million, or 50%, in the three months ended September 30, 2007 as compared to the same period in 2006. The increase was primarily attributable to $3.4 million in costs related to the Medtronic merger, increased personnel costs of $2.3 million, increased office and related equipment expenses of $1.8 million, increased SFAS No. 123(R) stock-based compensation expense of $1.3 million, increased consulting fees of $1.1 million, and increased travel expenses of $384,000; partially offset by a decrease in facility expenses of $2.7 million. We expect general and administrative expenses to increase in the future as we add personnel, continue to expand our patent portfolio, pursue business development activities, incur additional governmental compliance expenses, incur increased litigation expenses prosecuting and defending various relevant legal claims, and incur scale-up costs for our international operational center in Switzerland. Therefore, we anticipate that our general and administrative expenses will increase in absolute dollars as we expand our infrastructure.

Certain Litigation Charges. During 2005, a U.S. Attorney's Office ("USAO") in New York received a complaint, which we believe is a qui tam complaint, that alleges impropriety in our sales and marketing practices, including how our employees communicated with our customers in 2000-2006 regarding the Medicare reimbursement available to hospitals and the appropriate site-of-service for using our products in surgical procedures. In the three months ended September 30, 2007, we recorded a charge of $75.0 million related to our proposed settlement with the USAO.

Amortization of Acquired Identifiable Intangible Assets. The increase in intangible amortization expense is due to the amortization of intangible assets from the St. Francis acquisition. As a result of the acquisition of St. Francis and the acquisition of certain non-vertebroplasty spine-related assets of Disc-O-Tech, we expect to incur significant amortization expense related to these acquired identifiable intangible assets in fiscal 2007. Amortization expense for the three months ended September 30, 2006 reflects the amortization of intangible assets from our acquisitions of InnoSpine, Inc. and Sanatis.

Interest Expense. Interest expense increased to $4.1 million in the three months ended September 30, 2007 due to interest incurred on our convertible senior notes and borrowings under our credit facility. We expect interest expense for 2007 to increase as a result of our borrowings under the credit facility and the convertible senior notes issuances, and the amortization of the related debt issuance costs and debt discount.

Interest Income and Other, Net. Interest income and other, net, decreased $391,000, or 17%, in the three months ended September 30, 2007 as compared to the same period in 2006. The decrease resulted primarily from a decrease in interest income due to lower cash, cash equivalents and investment balances. Our cash, cash equivalents and investments balances were $41.1 million and $249.7 million as of September 30, 2007 and 2006, respectively.

Provision for Income Taxes.  Provision for income taxes was $8.3 million at an effective tax rate of -14.6% for the three months ended September 30, 2007 as compared to $7.8 million at an effective tax rate of 44.9% for the same period in 2006. Our effective tax rate may be impacted by factors including, but not limited to, changes in the split of earnings between countries with differing statutory tax rates, by the tax benefits or detriments derived from employee stock option activities, and by changes in tax laws, regulations, accounting principles or interpretations thereof. The effective tax rate for the three months ended September 30, 2007 reflects the impact of the certain litigation charges related to our proposed settlement with the USAO, which are nondeductible for tax reporting purposes.

Nine Months Ended September 30, 2007 and 2006

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

                                                           Nine Months Ended September 30,
                                                    -------------------------------------------
                                                             2007                   2006
                                                    ---------------------  --------------------
                                                                  % of                  % of
                                                     Amount     Net sales   Amount    Net sales
                                                    ---------   ---------  ---------  ---------
U.S. net sales                                     $ 323,153          77% $ 239,661         81%
International net sales                               94,257          23%    55,507         19%
                                                    ---------   ---------  ---------  ---------
Net sales                                            417,410         100%   295,168        100%
                                                    ---------   ---------  ---------  ---------
Operating costs and expenses:
    Cost of goods sold                                58,715          14%    36,924         13%
    Research and development                          38,726           9%    28,613         10%
    Sales and marketing                              190,464          46%   142,644         48%
    General and administrative                        62,992          15%    43,371         15%
    Certain litigation charges                        75,000          18%        --         --
    Amortization of acquired intangible assets        15,299           4%       849         --
    In-process research and development               21,300           5%        --         --
                                                    ---------   ---------  ---------  ---------
        Total operating expenses                     462,496         111%   252,401         86%
                                                    ---------   ---------  ---------  ---------
Income (loss) from operations                        (45,086)        -11%    42,767         14%
Interest expense                                     (19,589)         -4%        --         --
Interest income and other, net                         3,986           1%     6,457          3%
                                                    ---------   ---------  ---------  ---------
Income (loss) before income taxes                    (60,689)        -14%    49,224         17%
Provision for income taxes                            16,270           4%    21,720          8%
                                                    ---------   ---------  ---------  ---------
Net income (loss)                                  $ (76,959)        -18% $  27,504          9%
                                                    =========   =========  =========  =========

Net Sales. Net sales increased $122.2 million, or 41%, for the nine months ended September 30, 2007 as compared to the same period in 2006. Net sales during the first nine months of 2007 included sales of $63.0 million of the X-STOP products from our recent acquisition of St. Francis. Our kyphoplasty and IPD™ products accounted for 85% and 15% of our net sales in the nine months ended September 30, 2007, respectively. The increases in kyphoplasty net sales primarily resulted from an increase in the number of physicians trained in the use of our KyphX instruments. Domestic sales increased $83.5 million, or 35% for the nine months ended September 30, 2007 as compared to the same period in 2006. International sales increased $38.8 million, or 70% for the nine months ended September 30, 2007 as compared to the same period in 2006. The increase in international sales also reflected the favorable currency impact of $6.7 million in the nine months ended September 30, 2007 based on prior period average Euro exchange rates. No customer accounted for more than 10% of total net sales for the nine months ended September 30, 2007 and 2006.

Cost of Goods Sold. Cost of goods sold increased $21.8 million, or 59%, for the nine months ended September 30, 2007 as compared to the same period in 2006. Cost of goods sold for the nine months ended September 30, 2007 included additional costs of approximately $5.3 million due to the sale of inventory acquired from St. Francis which was written-up to reflect the fair value at the date of acquisition. The remaining increase in cost of goods sold resulted primarily from increased material, labor, subcontract and overhead costs in relation to the increased sales volume of our products.

Research and Development. Research and development expenses increased $10.1 million, or 35%, in the nine months ended September 30, 2007 as compared to the same period in 2006. The increase was primarily attributable to increased personnel costs of $5.9 million, a $2.5 million increase in SFAS No. 123(R) stock-based compensation expense, increased facility expenses of $1.4 million, and increased travel expenses of $370,000; partially offset by decreased consulting expenses of $707,000.

Sales and Marketing. Sales and marketing expenses increased $47.8 million, or 34%, in the nine months ended September 30, 2007 as compared to the same period in 2006. The increase was primarily attributable to a $29.9 million increase in the costs of hiring, training and compensating additional direct selling representatives, increased facility expenses of $4.3 million, increased sales and marketing travel expenses of $4.2 million, a $3.5 million increase in our marketing related activities, increased consulting expenses of $2.5 million, increased professional education expenses of $2.1 million, and increased office related expenses of $1.0 million.

General and Administrative. General and administrative expenses increased $19.6 million, or 45%, in the nine months ended September 30, 2007 as compared to the same period in 2006. The increase was primarily attributable to increased personnel costs of $10.3 million, increased office and related equipment expenses of $3.6 million, increased consulting fees of $3.4 million, $3.4 million in costs related to the Medtronic merger, increased litigation costs of $3.1 million, a $1.3 million increase in SFAS No. 123(R) stock-based compensation expense, and increased travel expenses of $1.3 million; partially offset by a decrease in facility expenses of $6.6 million.

Certain Litigation Charges. During 2005, a USAO in New York received a complaint, which we believe is a qui tam complaint, that alleges impropriety in our sales and marketing practices, including how our employees communicated with our customers in 2000-2006 regarding the Medicare reimbursement available to hospitals and the appropriate site-of-service for using our products in surgical procedures. During the nine months ended September 30, 2007, we recorded a charge of $75.0 million related to our proposed settlement with the USAO.

Amortization of Acquired Identifiable Intangible Assets. The increase in intangible amortization expense is due to the amortization of intangible assets from the St. Francis acquisition. Amortization expense for the nine months ended September 30, 2006 reflects the amortization of intangible assets from our acquisitions of InnoSpine and Sanatis.

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

In the nine months ended September 30, 2007, we recorded $3.1 million of integration costs associated with the St. Francis acquisition, primarily related to the transition of St. Francis sales agent activities to our direct sales force in the U.S. and severance and other transitional compensation expenses. These integration costs are included in operating expenses.

Interest Expense. Interest expense increased to $19.6 million in the nine months ended September 30, 2007 due to interest incurred on our convertible senior notes and borrowings under our credit facility. In addition, due to the full repayment of the Term Loan Facility, we wrote-off debt discount and issuance costs of approximately $8.1 million in the nine months ended September 30, 2007.

Interest Income and Other, Net. Interest income and other, net, decreased $2.5 million, or 38%, in the nine months ended September 30, 2007 as compared to the same period in 2006. The decrease resulted primarily from a decrease in interest income due to lower cash, cash equivalents and investment balances.

Provision for Income Taxes.  Provision for income taxes was $16.3 million at an effective tax rate of -26.8% for the nine months ended September 30, 2007 as compared to $21.7 million at an effective tax rate of 44.1% for the same period in 2006. The effective tax rate for the nine months ended September 30, 2007 reflects the impact of the in-process research and development charge related to the St. Francis acquisition and the certain litigation charges related to our proposed settlement with the USAO, which are nondeductible for tax reporting purposes.

Stock-Based Compensation

We account for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases based on estimated fair values. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period for each separately vesting tranche of the award.  Employee stock-based compensation expense recognized for the three months ended September 30, 2007 and 2006 was $9.2 million and $6.7 million, respectively. Employee stock-based compensation expense recognized for the nine months ended September 30, 2007 and 2006 was $22.7 million and $20.0 million, respectively.

As of September 30, 2007, stock-based compensation expense of approximately $167,000 was capitalized as inventory and $232,000 was capitalized as construction in process. As of September 30, 2007, the unrecorded stock-based compensation balance related to employee stock options and RSUs was $33.3 million after estimated forfeitures and will be recognized over an estimated weighted-average remaining requisite service period of 2.4 years.

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

In August 2007, we granted approximately 325,000 RSUs to certain employees. The RSUs vest over three years in three equal installments on the first, second, and third anniversaries of the date of grant. We estimate the value of RSUs based on the closing market price of our common stock on the date of grant. Based on our closing stock price of $65.93 on the date of grant, the total grant-date fair value of the RSUs is approximately $21.4 million and is being amortized over the requisite service period for each separately vesting tranche of the award.

Stock-based compensation expense for stock options granted to or held by non-employees is recognized as the stock options are earned. The stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. In connection with the grant of stock options to non-employees, we recorded stock-based compensation expense of approximately $954,000 and $2.0 million for the three and nine months ended September 30, 2007, respectively, and stock-based compensation expense of approximately $282,000 and $688,000 for the three and nine months ended September 30, 2006, respectively.

Pursuant to the terms of the Merger Agreement with Medtronic, the 2002 Stock Plan will remain outstanding and will continue to govern the terms of options and other equity-based compensation awards held by employees and consultants that are unvested at the Effective Time and assumed by Medtronic pursuant to the Merger Agreement. Pursuant to the terms of the Merger Agreement, all vested options held by employees and consultants and all vested and unvested options held by non-employee directors were canceled at the Effective Time in exchange for the right to receive in cash the amount by which $71.00 per share exceeds the exercise price at the Effective Time. At the Effective Time, we recognized compensation expense associated with the acceleration of unvested options held by non-employee directors. In addition, we have previously entered into change of control severance agreements with each of our executive officers as well as with other senior management. These agreements provide that if such individual's employment is terminated within ninety days preceding a change of control or twelve months following a change of control for reasons other than cause, disability, or death or by the individual for good reason (as defined in the change of control severance agreement) amongst other benefits, all restrictions on any outstanding equity incentive awards granted to the individual will terminate and the awards will become fully vested and immediately exercisable. We will recognize compensation expense associated with the acceleration of any unvested stock options or restricted stock units in the case of an individual terminated in accordance with the terms of the change of control severance agreement.

In June 2006, our stockholders approved the termination of our 2002 Employee Stock Purchase Plan, or 2002 ESPP, effective after the February 1, 2007 purchase date, and the adoption of our 2007 Employee Stock Purchase Plan, or 2007 ESPP. The 2007 ESPP took effect on February 1, 2007 and the 2002 ESPP automatically terminated after the final purchases under the 2002 ESPP were made on that date.  The 2007 ESPP reduced the "look-back" period available under any offering, by eliminating the 24-month "look-back" period available under the 2002 ESPP and replacing it with a six-month "look-back" period.  The price of the common stock purchased under the 2007 ESPP was the lower of 85% of the fair market value of the common stock at the beginning or the end of each six month offering period. The maximum number of shares authorized for sale under the 2007 ESPP was 1,000,000. The Board of Directors had the ability to amend, suspend or terminate the 2007 ESPP at any time.

Pursuant to the terms of the Merger Agreement with Medtronic, the 2007 ESPP terminated upon closing of the transaction with Medtronic on November 2, 2007. All payroll deductions made during any offering period and in progress at the time of the termination of the 2007 ESPP, will be refunded to participants pursuant to the terms of the Merger Agreement with Medtronic. As the cancellation of the purchase period will not be accompanied by a concurrent replacement grant, any unrecognized compensation cost was recognized at the Effective Time for canceled awards.

Seasonality

Our business is seasonal in nature. Historically, demand for our products has been the highest in the first and second quarters in the United States and in the second and fourth quarters in Europe. In the United States, during the fourth quarter, our net sales generally reflect the reduced number of selling days due to the holiday season. In Europe, we traditionally experience somewhat lower sales volumes in the third quarter months than throughout the rest of the year as a result of the European summer holiday schedule. In addition, the fourth quarter in Europe is typically favorably impacted by our customers' budget utilization and our distributors' fulfillment of their annual purchase commitments.

Liquidity and Capital Resources

As of September 30, 2007, we had $41.1 million of cash and cash equivalents and working deficit of $133.9 million. Our cash and cash equivalents and investments decreased by $161.1 million during the nine months ended September 30, 2007. This decrease is due to acquisition related payments, partially offset by financing and operating activities.

Credit Facility. In October 2006, we entered into a syndicated credit facility which provided us with a five-year $300.0 million revolving line of credit, including a $50.0 million sublimit for the issuance of standby letters of credit, a $25.0 million sublimit for swing line loans and a $100.0 million sublimit for multicurrency borrowings. On January 18, 2007, we amended the October 2006 credit facility, and in conjunction with the acquisition of St. Francis, Kyphon, together with certain of its subsidiaries, entered into a credit agreement (the "Credit Agreement") to replace and refinance the above-described credit facility with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and Banc of America Securities LLC as sole lead arranger and sole book manager. The credit facilities thereunder were syndicated to a group of lenders (the "Lenders").

The Credit Agreement provides for a $250.0 million senior secured revolving credit facility, maturing October 20, 2011, which can be expanded to $300.0 million under certain circumstances. The revolving credit facility includes a $50.0 million sublimit for the issuance of standby U.S. dollar letters of credit, a $25.0 million sublimit for U.S. dollar swingline loans and a $100.0 million sublimit for multicurrency borrowings. The Credit Agreement also provided for a $425.0 million term loan facility maturing seven years from the closing date which, together with the revolving credit facility, we refer to as the Facility. We may terminate or permanently reduce the commitments available under the revolving credit facility and prepay the Term Loan Facility without premium or penalty at any time.

In addition to certain initial fees, we are obligated to pay a commitment fee of 0.25-0.50% per annum (such range of limits being related to the consolidated leverage ratio of Kyphon) based on the total revolving commitment available to be drawn, which is payable quarterly in arrears. In January 2007, in connection with the acquisition of St. Francis, we borrowed $425.0 million under the Term Loan Facility. In February 2007, we repaid the outstanding balance of the Term Loan Facility with the proceeds from the Convertible Senior Notes offering and borrowings under the Revolving Credit Facility.

Under the terms of our merger agreement entered into in connection with our acquisition of St. Francis, the revenue-based contingent payments of up to $200.0 million became due as a result of our proposed merger with Medtronic. We funded $170.0 million of the $200.0 million payment to St. Francis' security holders through borrowings under our Credit Agreement dated as of January 18, 2007. In connection with our draw-down in August 2007, we entered into Amendment No. 2 to Credit Agreement with Bank of America, N.A., in its capacity as agent for the Lenders, pursuant to which the Lenders waived any default arising from such payment to St. Francis' security holders.

Borrowings under the Revolving Credit Facility bear interest at Base Rate plus 0.25-1.25 or LIBOR plus 1.25-2.25% (such range of limits being related to our consolidated leverage ratio). Letter of credit fees are based on the LIBOR loan margins.

Our obligations under the Facility are collateralized by substantially all of its assets.

The Credit Agreement contains customary affirmative covenants regarding Kyphon and our subsidiaries. Upon the occurrence of an event of default under the Credit Agreement, the Lenders could elect to declare all amounts outstanding under the Facility to be immediately due and payable. Events of default under the Credit Agreement include payment defaults, breaches of covenants and bankruptcy events.

The Credit Agreement contains negative covenants which restrict us from: (i) incurring liens other than liens incurred pursuant to the Facility and other customary permitted liens; (ii) making investments, other than customary permitted investments and investments subject to certain baskets; (iii) incurring debt other than indebtedness pursuant to the Credit Agreement, subordinated indebtedness, an unsecured convertible note offering, customary permitted indebtedness and indebtedness subject to certain baskets; (iv) entering into mergers and consolidations other than the Acquisition (as defined in the Credit Agreement), acquisitions paid 100% with equity of Kyphon or acquisitions not exceeding a certain purchase price, where such limitation on price is based on the consolidated senior secured leverage ratio and other limitations; (v) selling assets, subject to certain customary exceptions; (vi) issuing dividends, stock redemptions and other restricted payments; (vii) incurring capital expenditures exceeding a certain threshold; (viii) transactions with affiliates; (ix) the cash payment of our cash/stock earnout obligations of Kyphon incurred in connection with the Acquisition, where such payments are subject to certain limitations; (x) permitting the consolidated interest coverage ratio to fall below a certain threshold and the consolidated leverage ratio and the consolidated senior secured leverage ratio to be greater than a certain threshold; (xi) prepaying subordinated indebtedness, other than prepayments pursuant to a refinancing permitted thereunder or if certain requirements are satisfied and (xi) other customary negative covenants for a facility of this nature.

As a result of our October 26, 2007 proposed settlement with the U.S. Attorney's Office in connection with the investigation into our sales and marketing practices (See Item 1. Legal Proceedings), we have recorded a $75.0 million loss contingency within operations for the three months ended September 30, 2007.  As a result, our consolidated leverage ratio exceeded the maximum leverage ratio permitted under the Credit Agreement at September 30, 2007.  We have accordingly presented the $170.0 million in outstanding borrowings at September 30, 2007 as a current liability on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2007. In addition, we have presented the related debt issuance costs of $3.2 million as a current asset on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2007. On November 2, 2007, in connection with the closing of the Merger with Medtronic, the outstanding borrowings were repaid in full and we terminated the Credit Agreement. As a result of the termination of the Credit Agreement we fully amortized the associated debt issuance costs to interest expense during November 2007.

On November 2, 2007, we entered into the New Credit Agreement with the New Lender. The New Credit Agreement provides for a New Facility maturing November 2, 2010. We may terminate or permanently reduce the commitments available under the New Facility and prepay the New Facility without premium or penalty at any time.

All amounts due to the New Lender from us under the New Credit Agreement, whether at stated maturity, by required prepayment, declaration, acceleration, demand or otherwise, are guaranteed by Medtronic, pursuant to a Guaranty made as of November 2, 2007 by Medtronic to the New Lender.

The New Facility was used to refinance our current Credit Agreement and will also be used to retire our other debt obligations. In addition to certain initial fees, we are obligated to pay a commitment fee based on the total revolving commitment.

Each Revolving Loan under the New Credit Agreement shall be, at our request, either an Alternate Base Rate Loan or a Eurodollar Loan. Each Alternate Base Rate Loan accrues interest at a rate per annum equal to the greater of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day plus ½ of 1%. The Prime Rate is the rate of interest per annum publicly announced from time to time by the Lender as its base rate in effect at its office in New York, New York. Each Eurodollar Loan accrues interest at a rate per annum equal to the LIBO Rate plus 0.185%. The LIBO Rate is the rate appearing on page 3750 of the Moneyline Telerate Markets screen at approximately 11:00 a.m., London time, two business days prior to the commencement of an interest period, as the rate for dollar deposits with a maturity comparable to such interest period.

The New Credit Agreement contains customary representations and warranties of us as well as affirmative covenants regarding us. Upon the occurrence of an event of default under the New Credit Agreement, the New Lender could elect to declare all amounts outstanding under the New Facility to be immediately due and payable. Events of default under the New Credit Agreement include payment defaults, breaches of covenants, bankruptcy events and a change in control of us.

Convertible Senior Notes. In February 2007, we issued $200.0 million aggregate principal amount of Convertible Senior Notes due 2012 (the "2012 Notes") and $200.0 million aggregate principal amount of Convertible Senior Notes due 2014 (the "2014 Notes"), collectively, the "notes". Interest on the 2012 notes is paid semiannually at a rate of 1.00% per year and interest on the 2014 notes is paid semiannually at a rate of 1.25% per year. The indenture, dated as of February 6, 2007, between Kyphon and U.S. Bank National Association, as trustee (the "Indenture"), governing the notes provides that upon the occurrence of certain defined events, the notes will be convertible into cash up to the principal amount, and if applicable, shares of common stock in respect of any conversion value above the principal amount, based on an initial conversion rate of 17.1951 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $58.16 per share.

The notes rank equal in right of payment to all of our other existing and future senior unsecured indebtedness. The notes rank senior in right of payment to all of Kyphon's existing and future subordinated indebtedness and effectively subordinated in right of payment to all of its subsidiaries' obligations (including secured and unsecured obligations) and subordinated in right of payment to its secured obligations to the extent of the assets securing such obligation. See Note 9 to the condensed consolidated financial statements for further discussion of the accounting treatment.

In connection with the offering, we entered into convertible note hedge transactions with affiliates of the initial purchasers. These transactions are intended to reduce the potential dilution to our stockholders upon any future conversion of the notes. The call options, which cost an aggregate $112.0 million, were recorded as a reduction of additional paid-in capital. We also entered into warrant transactions concurrently with the offering, pursuant to which we sold warrants to purchase our own common stock to the same counterparties that entered into the convertible note hedge transactions. The convertible note hedge and warrant transactions effectively increased the conversion price of the convertible notes to approximately $75.04 per share of our common stock. Proceeds received from the issuance of the warrants totaled approximately $77.0 million and were recorded as an addition to additional paid-in capital. See Note 9 to the condensed consolidated financial statements for further discussion of the accounting treatment.

In February 2007, we used net proceeds of approximately $355.0 million, net of underwriting costs and the hedge and warrant transactions from the issuance of the Convertible Senior Notes, together with borrowings under the Revolving Credit Facility, to prepay the Term Loan Facility in its entirety.

On October 17, 2007, upon receipt of the stockholders' approval of our merger with Medtronic on October 16, 2007 and pursuant to the Merger Agreement, we delivered a notice to the holders of the 2012 and 2014 Notes, each governed by the Indenture, that an anticipated Fundamental Change (as defined in the Indenture) would occur upon the consummation of the Merger. Holders may surrender their notes for conversion at any time during the period that (i) begins on, and includes, October 17, 2007, the date of the notice and (ii) ends on December 12, 2007.

On November 8, 2007, we commenced a tender offer to purchase the notes subject to the terms and conditions of the Notice of Fundamental Change and Offer to Purchase, as amended and supplemented from time to time, the Indenture governing the notes and the notes, for a purchase price in cash equal to 100% of the principal amount of the notes, plus accrued and unpaid interest (including any additional interest and reporting interest) to but excluding the payment date, currently scheduled to be December 12, 2007 unless the expiration time is extended by us.

In connection with the Merger, we will unwind the convertible note hedge transactions. In addition, the Merger will result in the cancellation and payment of the warrants by us to the hedge participants.

Cash Provided by Operating Activities. Net cash provided by operations for the nine months ended September 30, 2007 was $75.2 million, attributable to our net loss of $77.0 million adjusted for non-cash charges related to certain litigation charges of $75.0 million, in-process research and development of $21.3 million, stock-based compensation of $25.1 million and depreciation and amortization expenses of $31.3 million. For the nine months ended September 30, 2006, net cash provided by operations was $47.0 million, attributable primarily to net income of $27.5 million adjusted for non-cash charges related to stock-based compensation of $20.9 million and depreciation and amortization expenses of $4.7 million.

The increase in cash provided by operating activities for all periods was adjusted by changes in our working capital. During the nine months ended September 30, 2007, accounts receivable increased by $14.7 million due to increases in our net sales; inventories increased by $2.4 million in order to meet demand for our products; prepaid expenses and other current assets increased by $2.6 million due to the classification of debt issuance costs related to our Credit Facility of $3.2 million as current, partially offset by timing of certain deposits and annual license fee payments; accounts payable increased by $3.5 million due to our increased operating expenses; accrued liabilities decreased by $1.6 million due to employee stock purchase and income tax accruals; Other increased $18.6 million primarily due to $15.9 million of additional long-term liabilities associated with our financing lease for our Neuchâtel facility, and the reclass of tax liabilities to long term, as we evaluated that our FIN 48 liabilities are long term in nature. During the nine months ended September 30, 2006, accounts receivable increased $8.1 million due to increased net sales; inventories increased $3.5 million in order to meet the increased demand for our products; prepaid expenses and other current assets increased $2.1 million due to the timing of certain deposits and annual license fee payments; accounts payable increased $107,000 due to our increased operating expenses; accrued liabilities increased $8.7 million due to increased payroll, income tax accrual and increased legal expense accrual; and Other increased $945,000 due to additional facilities being leased.

Cash Used in Investing Activities. Net cash used in investing activities was $668.8 million for the nine months ended September 30, 2007 primarily resulted from the acquisition of St. Francis for $727.7 million, net of cash acquired, a payment of $40.0 million in connection with our definitive agreements to acquire Disc-O-Tech, and purchases of property and equipment of $21.3 million primarily due to the outfitting of our Sunnyvale facility, the establishment of our new facility in Switzerland, and our acquisition of a 19,200 square-foot building in Charlotte, North Carolina in July 2007. These amounts are partially offset by investment maturities of $120.2 million. Net cash used in investing activities was $22.6 million for the nine months ended September 30, 2006 and resulted from the net investment maturities and purchases of $11.0 million, and purchases of property and equipment of $9.4 million primarily due to the outfitting of our Sunnyvale facility. In addition, we made an equity investment of approximately $2.2 million in a private company, which was classified on the balance sheet in other assets as of September 30, 2006.

Cash Provided by Financing Activities. Net cash provided by financing activities was $551.2 million during the nine months ended September 30, 2007. In January 2007, in connection with the acquisition of St. Francis, we borrowed $425.0 million under the Term Loan Facility, for cash proceeds of $416.3 million, net of underwriting costs. In February 2007, we issued $400.0 million aggregate principal amount of notes for cash proceeds of $390.0 million, net of underwriting costs. In connection with the notes offering, we entered into convertible note hedge transactions which cost an aggregate $112.0 million. We also concurrently entered into warrant transactions, from which we received proceeds of $76.6 million. We used the proceeds of $355.0 million from the issuance of the notes, net of underwriting costs and the hedge and warrant transactions, together with borrowings of $70.0 million under the Revolving Credit Facility, to repay the Term Loan Facility in its entirety. In April and June 2007, we repaid $60.0 million in aggregate of the $70.0 million we had borrowed under the Revolving Credit Facility. In August 2007, we borrowed an additional $170.0 million under the Revolving Credit Facility to fund part of our contingent payments to St. Francis which became due as a result of our proposed merger with Medtronic. In September we repaid $10.0 million we had previously borrowed under the Revolving Credit Facility. We also received cash of $8.3 million from the issuance of common stock under the employee stock purchase plan and proceeds from the exercise of stock options of $20.4 million. Net cash provided by financing activities was $19.0 million during the nine months ended September 30, 2006 and was attributable primarily to proceeds from the exercise of stock options of $9.2 million, issuance of common stock under our employee stock purchase plan of $6.3 million, and excess tax benefit related to stock- based compensation plans of $3.5 million.

Contractual Cash Obligations. At September 30, 2007, we had contractual cash obligations as follows (in thousands):

                                                              Payment Due by Periods
                                   ----------------------------------------------------------------------
                                             Remainder
                                    Total     of 2007    2008      2009      2010      2011    After 2011
                                   --------  --------  --------  --------  --------  --------  ----------
Operating leases                  $ 22,739  $  1,197  $  4,420  $  4,133  $  3,246  $  3,109  $    6,634
Financing leases                    25,805        --     1,759     1,759     1,759     1,759      18,769
Consulting agreements                  914       202       712        --        --        --          --
License agreement                   10,000    10,000        --        --        --        --          --
Disc-O-Tech payment obligations    120,000        --    40,000    40,000    40,000        --          --
Debt                               570,000   170,000        --        --        --        --     400,000
Purchase commitments with contract
   manufactures and suppliers       13,301     6,211     7,090        --        --        --          --
Purchase obligations                16,866    10,613     6,253        --        --        --          --
Asset retirement obligation            842        --        --        --        --       535         307
                                   --------  --------  --------  --------  --------  --------  ----------
Total commitments                 $780,467  $198,223  $ 60,234  $ 45,892  $ 45,005  $  5,403  $  425,710
                                   ========  ========  ========  ========  ========  ========  ==========

The amounts reflected in the table above for operating leases represent aggregate future minimum lease payments under non-cancelable facility leases. The amounts reflected in the table above for financing leases represent aggregate future minimum lease payments for our facility in Neuchâtel, Switzerland. Portions of these payments and a portion of the asset retirement obligations are denominated in foreign currencies and were translated in the tables above based on their respective U.S. dollar exchange rates at September 30, 2007. These future payments are subject to foreign currency exchange rate risk.

We remain obligated to make a series of future annual payments totaling up to $10.0 million related to the license acquisition agreement with Dr. Sandhu. The payments of these additional obligations may be accelerated upon defined events and circumstances or may be forgiven upon the occurrence of a third party event, outside our control. The future annual payments are expected to become due soon after the Effective Time. This remaining obligation in the amount of $10.0 million has been classified as a current liability as of September 30, 2007.

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

In December 2006, we executed two definitive agreements with Disc-O-Tech to acquire, respectively, all of its non-vertebroplasty spine-related assets and associated intellectual property rights, including minimally invasive technologies for performing fusion and vertebral body augmentation, for $100.0 million in cash ($60.0 million paid up-front in December 2006 and another $40.0 million paid February 1, 2007), and all of its vertebroplasty assets and associated intellectual property rights for a total of an additional $120.0 million payable in three equal annual installments beginning in January 2008. We also agreed to pay up to an additional $20.0 million for the development of future technologies. This contingent purchase price liability is not included in the table above. Completion of our acquisition of the non-vertebroplasty spine-related assets occurred in November 2007. In October 2007, we entered into a Consent Decree with the FTC and U.S. Department of Justice with respect to our acquisition of the vertebroplasty spine-related assets and associated intellectual property rights of Disc-O-Tech. Under the terms of the Consent Decree we agreed to divest the vertebroplasty spine-related assets and associated intellectual property rights of Disc-O-Tech encompassed by the second agreement. In November 2007, we entered into a definitive agreement to divest substantially all of the vertebroplasty spine-related assets and associated intellectual property rights of Disc-O-Tech encompassed by the second agreement. Under the terms of the divestiture agreement, the acquirer agreed to assume substantially all of our payment obligations under the vertebroplasty acquisition agreements. The divestiture agreement remains subject to regulatory clearances and other customary conditions.

The amounts shown for debt in the preceding table include $400.0 million relating to our Convertible Senior Notes. On October 17, 2007, upon receipt of the stockholders' approval of our merger with Medtronic on October 16, 2007 and pursuant to the Merger Agreement, we delivered a notice to the holders of the 2012 and 2014 Notes, each governed by the Indenture, that an anticipated Fundamental Change (as defined in the Indenture) would occur upon the consummation of the Merger. As a result, holders may surrender their notes for conversion at any time during the period that (i) begins on, and includes, October 17, 2007, the date of the notice and (ii) ends on December 12, 2007.

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

Off-Balance Sheet Arrangements. We do not have any off-balance sheet financing as of September 30, 2007. All of our subsidiaries are included in the financial statements, and we do not have relationships with any special purpose entities.

Stock Repurchase. Our Board of Directors approved a stock repurchase program on November 7, 2002, pursuant to which we had the ability to purchase up to 2,000,000 shares of our outstanding common stock. The duration of the repurchase program was open-ended. Under the program, we had the ability to purchase shares of common stock through open market transactions at prices deemed appropriate by our management and the Board of Directors. The purchases were funded from available working capital. In 2002, we repurchased 30,000 shares pursuant to this repurchase program. We have not repurchased any of our common stock since 2002.

Summary. We believe our cash generated from operations, together with our cash, cash equivalents, investments, and borrowings available under our New Credit Agreement will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and our contractual payments and any contingent payments that become due related to the acquisitions described for at least the next 12 months. We anticipate conducting significant additional clinical trial activity both in the United States and abroad to collect further data that may support the use and clinical efficacy of our products. The costs of these trials will be significant. If existing cash, cash equivalents, and cash generated from operations are insufficient to satisfy our liquidity requirements, whether as a result of investment in new markets or businesses through both internal or external business development, expansion of product lines, additional clinical trials, possible increased capital expenditures, or for other reasons related to our business, we may seek additional financing, either from Medtronic or a third party.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and are to be applied prospectively. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our financial position and operating results.

In February 2007, the FASB issued SFAS No. 159, "Fair Value Option For Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires that the fair value of the assets and liabilities that the company has chosen to report at fair value be shown on the face of the balance sheet. SFAS No. 159 also requires companies to provide additional information to enable users of the financial statements to understand the company's reasons for electing the fair value option and how changes in the fair values affect earnings for the period. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact, if any, the adoption of SFAS No. 159 will have on our financial position and operating results.

In June 2007, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities" ("EITF No. 07-3"). EITF No. 07-3 requires nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the potential impact, if any, EITF No. 07-3 may have on our financial position and operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have interest rate risk from the LIBOR index that is used to determine the interest rates on our Revolving Credit Facility. The Revolving Credit Facility bears interest at Base Rate plus 0.25-1.25 or LIBOR plus 1.25-2.25% (the range of limits being related to our consolidated leverage ratio). Based on a sensitivity analysis, as of September 30, 2007, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would not result in a significant change in net income (loss) before income taxes over the next 12 months. The notes bear a fixed interest rate.

At September 30, 2007, we have minimal exposure to interest rate risk related to our investment portfolio. Our investment portfolio consists of money market instruments. Due to the nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

We have operated mainly in the United States, and 77% and 81% of our sales were made in U.S. dollars for the nine months ended September 30, 2007 and 2006, respectively. The majority of our non-U.S. sales are derived from European Union countries and denominated in the Euro. Monthly income and expense from our European operations are translated using average rates and balance sheets are translated using month end rates. Differences are recorded within stockholders' equity as a component of accumulated other comprehensive income or to the statement of operations, as applicable. As our revenues denominated in currencies other than the dollar increase, we have an increased exposure to foreign currency rate risk. Based on our overall exposure for foreign currency at September 30, 2007, a hypothetical 10% change in foreign currency rates would not have a material impact on our net sales and operating expenses. We may elect to mitigate this rate risk, in part or in whole, through the purchase of forward currency contracts.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Kyphon's Principal Executive Officer, Arthur T. Taylor and the Principal Financial Officer, Maureen L. Lamb, evaluated the effectiveness of Kyphon's disclosure controls and procedures as of the end of the period covered by this report, and concluded that Kyphon's disclosure controls and procedures were effective to ensure that the information Kyphon is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that the information required to be disclosed by Kyphon in the reports that it files or submits under the Exchange Act is accumulated and communicated to Kyphon's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  During the quarter ended September 30, 2007, there were no changes in Kyphon's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Kyphon's internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2005, Dr. Harvinder Sandhu, an orthopaedic surgeon, and Kyphon filed suit in federal district court in Memphis, Tennessee against Medtronic Sofamor Danek ("MSD") and several other related corporate entities seeking damages and injunctive relief in connection with MSD's Arcuate XP product. Medtronic counterclaimed against Dr. Sandhu and Kyphon for various breach of contract claims. Kyphon is also presently asserting four of its U.S. patents (numbers 4,969,888, 5,108,404, 6,235,043, and 6,863,672) against MSD's Arcuate XP product. Although trial was set for March 2008, all proceedings have now been stayed indefinitely in light of the merger of Kyphon with Medtronic on November 2, 2007 and Kyphon expects this litigation to be dismissed with prejudice.

In April 2006, MSD and several related entities filed suit against Kyphon in federal district court in the Northern District of California, alleging that Kyphon's KyphX vertebral bone tamps and/or related products infringe what presently constitute four balloon catheter patents (numbers 4,820,349, 5,759,191, 6,179,856 and 5,759,173). Although trial was scheduled for January 2008 and a Markman hearing was conducted in April 2007 to determine the scope of the four asserted patents, all proceedings have now been stayed indefinitely in light of the merger of Kyphon with Medtronic on November 2, 2007 and Kyphon expects this litigation to be dismissed with prejudice.

During 2005, a U.S. Attorney's Office ("USAO") in New York received a complaint, which Kyphon believes is a qui tam complaint, that alleges impropriety in Kyphon's business. Qui tam is a provision under the False Claims Act ("FCA") (31 U.S.C. 3729 et seq.), which allows for a private individual, sometimes known as a whistleblower, with alleged knowledge of past or present fraud on the U.S. federal government, to bring suit on behalf of the government. The USAO began an investigation into Kyphon's sales and marketing practices, including how Kyphon's employees communicated with customers during 2000-2006 regarding the Medicare reimbursement available to hospitals and the appropriate site-of-service for using Kyphon's products in surgical procedures. Although Kyphon continues to believe that it is in substantial compliance with all healthcare laws applicable to it, Kyphon chose to voluntarily cooperate with the USAO throughout the investigation, through the production of documents and management interviews, to permit the USAO to develop an informed opinion on how to resolve its investigation.  Discussions between Kyphon and the USAO progressed, and on October 26, 2007, representatives of Kyphon and the USAO reached an understanding that they would mutually recommend that the matters be resolved and related complaints would be dismissed in exchange for a payment of $75.0 million without any admission of liability and contingent on the full resolution of related issues and agreement by the parties on other terms and conditions. Any recommendations are subject to final approval  by the United States Department of Justice and Kyphon. Kyphon accrues for contingencies when it is probable that an obligation has been incurred and the amount can be reasonably estimated. As a result of the proposed settlement to pay $75.0 million, Kyphon has recorded the expense within operations during the three months ended September 30, 2007. If Kyphon is ultimately unable to reach a consensual resolution with the government, Kyphon may seek to defend itself, its officers and its employees through other means, including litigation. Kyphon's business and financial condition could be materially adversely affected by the investigation, including aspects of the investigation or legal process that are directed towards physicians and Kyphon's customers, and by any enforcement action or litigation against Kyphon.

In June 2006, a lawsuit was filed against Kyphon in federal district court in the Northern District of California that presently involves seven of Kyphon's current and former female U.S. based sales employees. The lawsuit alleges, among other things, that Kyphon has engaged in gender discrimination and retaliation against plaintiffs, and also contends that they and their lawyers should be permitted to represent an alleged class of all of Kyphon's present and former female Spine Education Specialists, Spine Associates and Spine Consultants because all of those women were also allegedly discriminated against on account of their gender.  Although the plaintiffs originally claimed that they were due assorted damages of at least $100.0 million, several elements of their original complaint have now been dismissed or stricken with prejudice, as a result of motion practice by Kyphon, which would significantly reduce any possible monetary recovery available from Kyphon in the event they were to prevail. In addition, in October 2007, the federal court again struck the class allegation portions of plaintiffs' complaint without prejudice to a final additional attempt by plaintiffs to amend their complaint to try to plead non-defective class allegations. If plaintiffs choose to amend their complaint in this manner, Kyphon will determine whether to again challenge their class allegations as defective. Although this litigation has now been pending for 18 months, the case remains in its early stages; no answer has yet been filed, no trial date has been set and only very limited discovery has occurred. Although Kyphon intends to vigorously defend plaintiffs' lawsuit, this lawsuit threatens its reputation and subjects Kyphon to potential liability for significant damages. While Kyphon believes it has multiple meritorious defenses to this action, it cannot provide assurance that it ultimately will prevail on any issue in the litigation or that Kyphon will be able to successfully defend against plaintiffs' charges. Failure to successfully defend against this action could harm Kyphon's business, financial condition and operating results. Due to the inherent uncertainties of litigation, Kyphon cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss. No provision for any liability that may result upon resolution of this matter has been made in the accompanying financial statements.

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

ITEM 1A. RISK FACTORS

The following are new or modified risk factors that should be read in conjunction with the risk factors disclosed in our 2006 Annual Report on Form 10-K:

Although we previously announced execution of two definitive agreements to acquire, respectively, both the non-vertebroplasty spine-related assets and the vertebroplasty-related assets of Disc-O-Tech Medical Technologies Ltd., as a result of a consent decree entered into with the FTC, we will not be able to close on one of those agreements, concerning the vertebroplasty-related assets, which may affect our business and our financial condition.

Although we previously announced execution of two definitive agreements to acquire, respectively, both the non-vertebroplasty spine-related assets and the vertebroplasty-related assets and associated intellectual property rights of Disc-O-Tech Medical Technologies Ltd., we will not be able to close on the agreement concerning the vertebroplasty-related assets and associated intellectual property rights as a result of a consent decree we entered into with the FTC in October 2007.  Under the terms of the Consent Decree, we agreed to divest the vertebroplasty spine-related assets and associated intellectual property rights of Disc-O-Tech encompassed by the second agreement pursuant to the consent decree. In November 2007, we entered into a definitive agreement to divest substantially all of the vertebroplasty spine-related assets and associated intellectual property rights of Disc-O-Tech encompassed by the second agreement. Under the terms of the divestiture agreement, the acquirer agreed to assume substantially all of our payment obligations under the vertebroplasty acquisition agreements. The divestiture agreement remains subject to regulatory clearances and other customary conditions. Our divestiture of all of Disc-O-Tech's vertebroplasty assets and associated intellectual property rights may result in increased competition to our underlying kyphoplasty business and may affect our ability to provide a vertebroplasty alternative to our customers as quickly or effectively as we otherwise would be able to, either of which could harm our business and financial condition.

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

There have also been recent developments for hospital inpatient reimbursement. On August 1, 2007, CMS posted the Final Rule for 2008 Hospital Inpatient Reimbursement. Among other things, the Final Rule includes reforms to implement significant revisions to the DRG hospital inpatient system. Specifically, CMS has adopted changes that are intended to ensure payments are more accurate and better reflect the severity of a patient's condition and the resources necessary for their care. CMS has also adopted changes to the DRGs for both balloon kyphoplasty procedures and procedures in which the X-STOP device is used, and has also decided that the X-STOP device would no longer qualify for the new technology add-on payment during inpatient procedures, in part because of the assignment to a higher paying DRG. The Final Rule took effect on October 1, 2007. As of now, it is not possible to assess the full impact the Final Rule for 2008 Hospital Inpatient Reimbursement could have on our business.

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

We are aware that a complaint, which we believe is a qui tam complaint, is being evaluated by a U.S. Attorney's Office in connection with our marketing and sales practices, including those relating to the Medicare reimbursement available to our customer hospitals. The investigation and any resulting enforcement action could cause material harm to our business regardless of whether we choose to reach a settlement with the government or whether we choose to defend ourselves through litigation.

During 2005, a U.S. Attorney's Office ("USAO") in New York received a complaint, which we believe is a qui tam complaint, that alleges impropriety in our business. Qui tam is a provision under the False Claims Act ("FCA") (31 U.S.C. 3729 et seq.), which allows for a private individual, sometimes known as a whistleblower, with alleged knowledge of past or present fraud on the U.S. federal government, to bring suit on behalf of the government. The USAO began an investigation into our sales and marketing practices, including how our employees communicated with customers during 2000-2006 regarding the Medicare reimbursement available to hospitals and the appropriate site-of-service for using our products in surgical procedures. Although we continue to believe that we are in substantial compliance with all healthcare laws applicable to us, we chose to voluntarily cooperate with the USAO throughout the investigation, through the production of documents and management interviews, to permit the USAO to develop an informed opinion on how to resolve its investigation.  Discussions between us and the USAO progressed, and on October 26, 2007, our representative and representatives of the USAO reached an understanding that they would mutually recommend that the matters be resolved and related complaints would be dismissed in exchange for a payment of $75.0 million without any admission of liability and contingent on the full resolution of related issues and agreement by the parties on other terms and conditions. Any recommendations are subject to our final approval and final approval by the United States Department of Justice. If we are unable to reach a consensual resolution with the government, we may seek to defend ourselves, our officers and our employees through other means, including litigation. Our business and financial condition could be materially adversely affected by the investigation, including aspects of the investigation or legal process that are directed towards physicians and our customers, and by any enforcement action or litigation against us.

Our failure to maintain necessary regulatory clearances or approvals, or to obtain additional regulatory clearances or approvals, in the United States and abroad could hurt our ability to commercially distribute and market our products.

Our products are considered medical devices and are subject to extensive regulation in the United States and in foreign countries where we currently conduct, or intend to conduct, our business. Unless an exemption applies, each medical device that we wish to market in the United States must first receive either 510(k) clearance or premarket approval from the FDA. The FDA's 510(k) clearance process usually takes from three to 12 months, but may take longer. The premarket approval process generally takes from one to three years from the time the application is filed with the FDA, but it can take longer, require more information, and be significantly more expensive than the 510(k) clearance process. So far, we have obtained 510(k) clearance for the KyphX Inflatable Bone Tamps for fracture reduction or void creation in specific sites including the spine (including for use during balloon kyphoplasty using our bone cement), hand, tibia, radius and calcaneus, and clearance for our KyphX HV-R Bone Cement for the treatment of pathological fractures of the vertebral body due to osteoporosis, cancer, or benign lesions during balloon kyphoplasty procedures. The finding of substantial equivalence through the 510(k) process was based on clinical data supporting certain short and long term outcomes of Kyphoplasty. The X-STOP device has received approval under the more rigorous premarket approval application (PMA) process since it is classified as a Class III device. Class III medical devices have more complex compliance and regulatory requirements associated with them than Class I or Class II devices, with which we are more familiar, and typically require more onerous clinical trials in order to gain and maintain FDA approval for marketing and promotion. If we unable to successfully navigate all of the increased complexities associated with Class III devices, we will be unable to successfully support, the X-STOP technology, which could harm our business and cause our stock price to decline. We have also procured CE marking for promoting our products in Europe and the appropriate governmental regulatory clearances to conduct business in Canada and several other foreign countries. Nevertheless, our 510(k), PMA and foreign regulatory clearances can be revoked if safety or effectiveness problems develop. We also will be required to obtain 510(k) clearance or premarket approval and foreign regulatory clearances to market additional products, such as new biomaterials for use in balloon kyphoplasty, which will likely require clinical data, and to market our existing products for new indications, such as treatment of fractures caused by trauma. If the clinical data gathered are not supportive, then applications will not be filed. If we choose to seek additional clearances or approvals by filing one or more applications, we cannot be certain that we would obtain any further regulatory clearances or premarket approvals in a timely manner or at all, and delays in obtaining clearances or approvals may adversely affect our revenue growth, future profitability and ability to penetrate what otherwise might be lucrative markets for our products.

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

ITEM 6. EXHIBITS

Number	Description

10.1(1)	Agreement and Plan of Merger, dated as of July 26, 2007, by and among Kyphon Inc., Medtronic, Inc. and Jets Acquisition Corporation.
10.2

Agreement Containing Consent Orders, dated September 7, 2007, among Kyphon Inc., Disc-O-Tech Medical Technologies Ltd., Discotech Orthopedic Technologies Inc., Medtronic, Inc. and the Federal Trade Commission (including the Decision and Order referenced therein)      PDF

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. PDF

(1) Incorporated by reference from our Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 27, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kyphon Inc .

Date: November 9, 2007	By: /s/ Arthur T. Taylor Arthur T. Taylor Vice President and Chief Operating Officer (Principal Executive Officer)

Date: November 9, 2007	By: /s/ Maureen L. Lamb Maureen L. Lamb Vice President and Controller (Principal Accounting and Financial Officer)